Form 10-Q
period 2011-12-31
Renewable Fuel Corp
filed 2012-02-15
CIK 1455768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-170542

Renewable Fuel Corp
(Exact name of registrant as specified in its charter)

Nevada	2860	26-0892819
(State or Other Jurisdiction of Incorporation or Organization)	(SIC Code)	(I.R.S. Employer Identification Number)

7251 WEST LAKE MEAD BOULEVARD SUITE 300
LAS VEGAS, NEVADA 89128
(Address of Principal Executive Offices including Zip Code)

702-989-8978
(Registrant's Telephone Number, including are code)

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                 No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes [  ]                     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                 No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	174,013,250

PART I

FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Balance Sheets
As of December 31, 2011 and September 30, 2011

	December 31,	September 30,
	2011	2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$58,108	$47,913
Trade and other receivables	5,046	8,187
Accounts receivable, related party	11,578	11,538
Inventories	41,884	41,740
Prepaid expenses and other current assets	7,846	13,045
Total current assets	124,462	122,423
Plants in progress, net	24,315,206	24,231,878
Other property and equipment, net	56,271	61,469
Total Assets	$24,495,939	$24,415,770

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities
Trade and other payables	$463,203	$446,555
Accounts payable, related parties (Note 7)	561,121	543,974
Accrued liabilities	301,194	307,233
Current portion of capital leases	7,192	7,053
Derivative liability - fair value of warrants	165,533	174,617
Term notes in default	25,750,222	25,124,097
Total current liabilities	27,248,465	26,603,529
Long-term capital lease obligations	20,803	22,548
Total liabilities	27,269,268	26,626,077

Commitments and contingencies (Note 9)	-	-
Preferred stock (mandatorily convertible and conditionally redeemable)
10,000,000 shares authorized; 3,229,044 shares outstanding at December 31, 2011 and September 30, 2011, $10 par value liquidation value of $38,294,442 and $37,663,633 at December 31, 2011 and September 30, 2011 respectively	38,294,442	37,663,633

Shareholders' Deficit
Common stock ($0.0001 par value; 500,000,000 shares authorized;
211,156,938 common shares issued, 173,926,938 outstanding as of December 31, 2011 and 211,120,171 common shares issued, 173,890,171 outstanding as of September 30, 2011)	21,116	21,112
Additional paid-in-capital	23,576,049	23,538,012
Accumulated other comprehensive loss	(503,442)	(498,991)
Accumulated deficit	(61,956,821)	(61,025,871)
Treasury stock, cost
37,230,000 common shares held in treasury as of December 31, 2011 and September 30, 2011	(3,723)	(3,723)
Total Renewable Fuel Corp stockholders' deficit	(38,866,822)	(37,969,461)
Non-controlling interest	(2,200,949)	(1,904,479)
Total shareholders' deficit	(41,067,771)	(39,873,940)
Total Liabilities and Shareholders' Deficit	$24,495,939	$24,415,770

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Operations and Other Comprehensive Loss

	First Quarter Three Months Ended		Period From Inception
	(Unaudited)	(Unaudited)	October 1, 2006 to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$110,162	$9,056	$248,644

Operating expenses
Cost of materials, shipping and insurance	6,767	10,556	66,117
Impairment of plants and land held for sale	-	-	45,327,147
Payroll and share-based compensation expense	84,339	137,391	4,260,986
Legal and professional fees	80,068	92,792	1,850,310
Depreciation	5,394	5,553	83,050
Other general and administrative expenses	49,198	33,097	1,292,078
Total operating expenses	225,766	279,389	52,879,688

Loss from operations	(115,604)	(270,333)	(52,631,044)

Other income (expense)
Interest expense	(541,967)	(503,944)	(5,849,571)
Gain on change in fair value of derivative liability	9,084	6,785	94,357
Other income (loss), net	51,876	42,196	195,279
Total other income (expense)	(481,007)	(454,963)	(5,559,935)

Loss before income taxes	(596,611)	(725,296)	(58,190,979)

Income tax expense	-	-	-

Net loss	(596,611)	(725,296)	(58,190,979)

Net loss attributable to non-controlling interest	(296,470)	(280,908)	(2,204,672)

Net loss attributable to Renewable Fuel Corp	(300,141)	(444,388)	(55,986,307)

Dividends on preferred stock	630,809	630,809	6,004,002

Net loss available to common stockholders	(930,950)	(1,075,197)	(61,990,309)

Other comprehensive loss:
Net loss	(596,611)	(725,296)	(58,190,979)
Currency translation adjustment	(4,451)	(91)	(503,442)

Comprehensive loss	(601,062)	(725,387)	(58,694,421)

Net loss attributable to non-controlling interest	(296,470)	(280,908)	(2,204,672)
Comprehensive loss attributable to non-controlling interest	(63,541)	(1,136)	(77,288)
Comprehensive loss attributable to Renewable Fuel Corp	$(241,051)	$(443,343)	$(56,412,461)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.39)
Weighted average number of common shares outstanding	173,916,456	173,343,498	158,002,179

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Periods form Inception (October 1, 2006) to December 31, 2011

				Accumulated				Total Renewable
			Additional	other				Fuel Corp	Non-	Total
	Common stock		paid-in-	comprehensive	Accumulated	Treasury stock		Shareholders’	controlling	Shareholders’
	Shares	Amount	capital	loss	Deficit	Shares	Amount	Deficit	Interest	Deficit
Issuance of common shares at inception (October 1, 2006)	2,510,404	$251	$116,962	$-	$-	-	$-	$117,213	$-	$117,213
Issuance of common shares	7,414,445	741	358,121	-	-	-	-	358,862	-	358,862
Net Income	-	-	-	-	58,698	-	-	58,698	-	58,698
Foreign currency translation adjustment	-	-	-	(31,634)	-	-	-	(31,634)	-	(31,634)
Balance at September 30, 2007	9,924,849	992	475,083	(31,634)	58,698	-	-	503,139	-	503,139

Issuance of common shares	110,983,152	11,098	5,518,902	-	-	-	-	5,530,000	-	5,530,000
Acquisition of BRII	80,960,000	8,097	9,512,507	-	-	-	-	9,520,604	-	9,520,604
Share-based compensation	2,601,593	260	600,708	-	-	-	-	600,968	-	600,968
Net loss	-	-	-	-	(963,386)	-	-	(963,386)	-	(963,386)
Foreign currency translation adjustment	-	-	-	(376,712)	-	-	-	(376,712)	-	(376,712)
Balance at September 30, 2008	204,469,594	20,447	16,107,200	(408,346)	(904,688)	-	-	14,814,613	-	14,814,613

Issuance of common shares	3,987,766	399	3,987,367	-	-	-	-	3,987,766	-	3,987,766
Share-based compensation	521,985	52	1,362,455	-	-	-	-	1,362,507	-	1,362,507
Dividends on preferred stock	-	-	-	-	(353,787)	-	-	(353,787)	-	(353,787)
Net loss	-	-	-	-	(50,317,257)	-	-	(50,317,257)	-	(50,317,257)
Foreign currency translation adjustment	-	-	-	(173,518)	-	-	-	(173,518)	-	(173,518)
Balance at September 30, 2009	208,979,345	20,898	21,457,022	(581,864)	(51,575,732)	-	-	(30,679,676)	-	(30,679,676)

Issuance of common shares	1,156,971	116	1,156,855	-	-	-	-	1,156,971	-	1,156,971
Treasury shares	-	-	-	-	-	37,230,000	(3,723)	(3,723)	3,723	-
Share-based compensation	23,141	2	144,583	-	-	-	-	144,585	-	144,585
Shares issued for professional services	300,000	30	299,970	-	-	-	-	300,000	-	300,000
Reclassification of warrants to derivative liability	-	-	(259,890)	-	-	-	-	(259,890)	-	(259,890)
Dividends on preferred stock	-	-	-	-	(2,516,739)	-	-	(2,516,739)	-	(2,516,739)
Net loss	-	-	-	-	(2,600,232)	-	-	(2,600,232)	(708,818)	(3,309,050)
Foreign currency translation adjustment	-	-	-	108,742	-	-	-	108,742	-	108,742
Balance at September 30, 2010	210,459,457	$21,046	$22,798,540	$(473,122)	$(56,692,703)	37,230,000	$(3,723)	$(34,349,962)	$(705,095)	$(35,055,057)
Issuance of common shares	628,022	63	627,959	-	-	-	-	628,022	-	628,022
Share-based compensation	32,692	3	111,513	-	-	-	-	111,516	-	111,516
Dividends on preferred stock	-	-	-	-	(2,502,667)	-	-	(2,502,667)	-	(2,502,667)
Net loss	-	-	-	-	(1,830,501)	-	-	(1,830,501)	(1,199,384)	(3,029,885)
Foreign currency translation adjustment	-	-	-	(25,869)	-	-	-	(25,869)	-	(25,869)
Balance at September 30, 2011	211,120,171	$21,112	$23,538,012	$(498,991)	$(61,025,871)	37,230,000	$(3,723)	$(37,969,461)	$(1,904,479)	$(39,873,940)
Issuance of common shares	36,047	4	36,043	-	-	-	-	36,047	-	36,047
Share-based compensation	720	-	1,994	-	-	-	-	1,994	-	1,994
Dividends on preferred stock	-	-	-	-	(630,809)	-	-	(630,809)	-	(630,809)
Net loss	-	-	-	-	(300,141)	-	-	(300,141)	(296,470)	(596,611)
Foreign currency translation adjustment	-	-	-	(4,451)	-	-	-	(4,451)	-	(4,451)
Balance at December 31, 2011	211,156,938	$21,116	$23,576,049	$(503,442)	$(61,956,821)	37,230,000	$(3,723)	$(38,866,822)	$(2,200,949)	$(41,067,771)

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Cash Flow
For the Periods Ended

			Period From Inception
	Three Months Ended		October 1, 2006 to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(596,611)	$(725,296)	$(58,190,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,394	5,553	83,050
Impairment of plant and leasehold land	-	-	45,327,147
Non-cash share-based compensation expense	1,997	29,092	2,221,573
Shares issued for legal and professional expenses	-	-	300,000
Bad debt expense	-	-	88
Loss on foreign exchange	-	-	97,640
Interest expense recorded into principal balance of loan	538,778	500,962	5,851,580
Change in fair value of derivative liability	(9,084)	(6,785)	(94,357)
Gain (loss) on disposal of investments and other	-	-	(60,088)
Changes in:
Trade and other receivables	3,147	32	72,708
Other current assets	-	(9,779)	552,621
Inventories	-	9,056	(41,992)
Other assets	-	-	15,528
Trade and other payables	16,108	(12,685)	(660,071)
Accounts payable, related parties	16,309	34,463	342,549
Accrued liabilities	(6,991)	1,164	(604,285)
Net cash used in operating activities	(25,733)	(174,223)	(4,787,288)

Cash flows from investing activities
Fixed asset additions	-	-	(99,213)
Proceeds from disposal of investments	-	-	116,196
Net cash provided by investing activities	-	-	16,983

Cash flows from financing activities
Advances from shareholders	-	-	7,209,527
Payments to contractors	-	-	(6,822,905)
Cash received in share exchange agreements	-	-	137,157
Payments on capital lease obligations	(1,705)	(1,486)	(28,146)
Proceeds from share issuances	36,043	149,514	4,205,436
Net cash provided by financing activities	34,338	148,028	4,701,069

Net increase (decrease) in cash	8,605	(26,195)	(69,236)
Effect of exchange rate changes	1,590	318	105,949
Cash, beginning of period	47,913	69,606	21,395
Cash, end of period	$58,108	$43,729	$58,108

Supplemental cash flow information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash investing and financing activities disclosures:
Vehicle financed through capital lease	$-	$-	$41,351
Non-cash plant additions in accounts payable	$-	$-	$16,224,412
Conversion of shareholders advances to common stock	$-	$-	$7,492,530
Net assets acquired in share exchanges	$-	$-	$9,520,525
Conversion of trade payables to preferred stock	$-	$-	$31,283,340
PBC treasury stock exchange agreement	$-	$-	$3,723
Dividends accrued on preferred stock	$630,809	$630,809	$6,004,002
Fair value of warrants as derivative liability	$-	$-	$259,890
Conversion of account payable, related parties to preferred stock	$-	$-	$1,007,100

Renewable Fuel Corp
(A Development Stage Entity)
Notes to Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Information - Renewable Fuel Corp (A Development Stage Company) is a privately held entity originally planned to be an integrated producer, blender and distributor of biodiesel and blended fuels. Renewable Fuel Corp ("Renewable Fuel" or the "Company") was incorporated in the State of Nevada on September 11, 2007. Renewable Fuel owns a license to produce biodiesel products in Malaysia and two additional biodiesel licenses in Indonesia. Renewable Fuel Corp anticipates entering the biofuel production and distribution business during fiscal year 2012.

We have incurred losses since inception, have not commenced operations, substantially all of our assets are impaired and our auditors have issued a going concern opinion.

Renewable Fuel conducts its Indonesian operations through its two wholly-owned Malaysian subsidiaries, Century Corp Sdn. Bhd. ("Century") and Optimis Teguh Sdn. Bhd. ("Optimis").  Century and Optimis own two Indonesian entities, PT Plant Biofuel Indonesia ("PTPBI") and PT Optimis Teguh Indonesia ("PTOTI"), respectively, which own the licenses for the Company's planned biodiesel production in Indonesia.

Renewable Fuel acquired Century and Optimis through a transaction with their original parent Bio Refining Industries Inc. ("BRII") on September 5, 2008, through a share exchange agreement in a transaction accounted for as a reverse merger, with BRII as the accounting acquirer of Renewable Fuel. Since the original shareholders of Century received the largest portion of ownership and control of BRII, Century was treated as the accounting acquirer.

Renewable Fuel will conduct its Kuantan operations through its two Malaysian subsidiaries, Plant Biofuels Corporation Sdn. Bhd. ("PBC") and Research Fuel Corp Sdn. Bhd. ("Research"). PBC and Research were acquired by Renewable Fuel Corp through an acquisition accounted for as a reverse merger in December 2007.

The accounts of Optimis, PTOTI, Renewable Fuel, PBC and Research have been included in Renewable Fuel’s consolidated financial statements from the acquisition date of September 5, 2008, the date of the share exchange agreement between Renewable Fuel and BRII.  The historical financial statements for the year ended September 30, 2008 and the period from inception (October 1, 2006) through September 5, 2008 are those of the accounting acquirer, Century.  The historical financial results of the accounting acquirer consist of the combined operating results of Century, and its 99% owned subsidiary, PTPBI ("Century Consolidated").

Renewable Fuel’s biodiesel plant in Malaysia was substantially completed and available for glycerine production at its location in Kuantan.  The Kuantan plant has a nameplate capacity license and underlying infrastructure to produce 60 million gallons annually (MGA), twice the current production capacity.  The refinery is designed to produce biodiesel from multiple feedstocks.  The plant, operated by Renewable Fuel’s subsidiary PBC is capable of producing 30 MGA of Palm Oil Methyl Ester ("PME") biodiesel and 2.4 MGA of refined glycerin.  The glycerine refining unit has been designed to operate independently from the biodiesel production unit.

We are currently in non-compliance with debt covenants on the term loan facilities of approximately $25.8 million as at December 31, 2011 and have not made any installment repayments beginning with the due date of December 1, 2010, the Company received a statement dated January 11, 2012 from the bank stating the outstanding payable amounting approximately $8.9 million. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both the PBC directors.

The Bank has not notified us that we are in default and has not taken any action as a result of default. If the Bank declares a default, which it has the current right to do, the Bank may foreclose on the note as a consequence and we could lose all of PBC assets.

The Management of PBC is actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole, including all key industry participants and to find a solution that would cure the distress.

We are confident that our feedstock strategy using non-food based material, will lead the Company to a sustainable operation. Although we have held preliminary discussions concerning acquiring CPO and alternative tallow-based feedstocks from regional suppliers, we have no contracts, agreements or commitments in place at this time. We believe that the combined capacities of these suppliers or alternative available suppliers will be able to meet our production requirement per annum.

In addition, Renewable Fuel leases, under 20-year leases, two adjacent 10 acre sites, each with 60 MGA nameplate licenses and deep water access in Dumai, Indonesia.  Plant construction has been minimal to date and primarily consists of design and engineering plans to accept multiple feedstock types.

Renewable Fuel's business strategy is to begin operations in the Kuantan plant, first producing and marketing only refined (pharmaceutical and technical grade) glycerine from purchased crude glycerine. Subsequently, Renewable Fuel plans to begin producing and selling refined glycerine from crude glycerine produced in the Kuantan plant, refined, bleached and deodorized ("RBD") Crude Palm Oil ("CPO") and biodiesel from tallow-based feedstocks.  Management has impaired the asset value of the plant in Kuantan, and the fair value estimate, at the time of the impairment, for the Kuantan plant was based on what management believes a market participant would be willing to pay to purchase the plant based on the discounted cash flows the market participant could reasonably expect to generate operating the plant. The estimates are based on the company’s assumptions that it will be able to operate the plant profitably and includes the company’s estimates of the current status of the biodiesel market, estimates of revenues, costs of sales, general and administrative costs, shipping costs, and incentives.  These assumptions and estimates are made without the company having any historical information to rely on.  To date, the company has not operated the plant profitably.  The two largest factors in projecting cash flows from operating the plant are the prices we receive for selling biodiesel and the cost of the feedstock necessary to produce the biodiesel.  Any changes in the company’s assumptions and estimates and changes in market conditions could impact the value of the company’s plant assets.  Details of the impairment are further discussed in the paragraph "Impairment of Long-Lived Assets" in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

After the Kuantan plant is fully operational, management plans to leverage cash flows from operations to fund the Kuantan expansion of a second production unit, doubling production to the nameplate capacity and in turn fund sequential completion of the two plants in Dumai.  Construction on the two Indonesian facilities is not anticipated until after the Kuantan plant is fully operational and construction financing is available.

It is currently not determinable when conditions will exist, if ever, to continue construction of the two Indonesian plants. The contract period for PTPBI Indonesian plant construction expired and both Century Corp, owner of PTPBI, and Plant & Offshore Technology Sdn Bhd, the contractor, mutually agreed to terminate the construction contract on August 23, 2011.  Should funding become available and the construction portion of the licenses be re-approved, we believe we will be able to successfully negotiate a new construction contract.

We maintain a website at www.rfuelcorp.com. Nothing on that website is part of this Report.

The business strategy is dependent upon Renewable Fuel obtaining additional financing to acquire feedstock and to make the plant operational.  Renewable Fuel is in discussion with the Bank to extend the existing loan and provide additional funds to fund start-up of the plant.  If Renewable Fuel and the Bank cannot come to terms then the Company will look at refinancing the loan and obtaining a working capital line with another entity

Interim Consolidated Financial Statements - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ending September 30, 2011 have been omitted. These unaudited interim consolidated financial statements include the accounts of Renewable Fuel Corp and its subsidiaries.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Reclassifications – Certain amounts in prior period financial statements have been reclassified to conform to the 2011 presentation.  These reclassifications had no effect on the previously reported financial position or results of operations.

A Development Stage Company - The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of December 31, 2011, Renewable Fuel has not fully commenced operations nor has it received significant revenues from its planned principal operations.

Inventories – Inventories, consisting of raw materials and finished goods are recorded using the lower of cost or market value with cost, determined using primarily the first in-first out (FIFO) method.

Property, Plant and Equipment, Net - Property and equipment are stated at historical cost net of accumulated depreciation and accumulated impairment charges. Maintenance and repairs are charged against operations as incurred and major replacements or betterments are capitalized.  Depreciation is provided using the straight-line method based on the estimated useful lives of the assets as follows:

Description	Useful life (in years)
Office renovation	10
Furniture and equipment	4-10
Autos and trucks	5
Computer equipment	4-5
Leasehold improvements	Shorter of the useful life or term of the lease

Construction in progress represents costs associated with property, plant and equipment under construction at Renewable Fuel’s production facilities.  Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the production facility construction, including a portion of interest costs incurred during the related construction period, as well as direct labor and related benefits.  The amount of capitalized interest in a period is determined by applying an interest rate, which is based upon borrowings outstanding during the period, to the average amount of accumulated expenditures during the period not to exceed the total amount of interest cost incurred during the period.  Such costs are reclassified to an appropriate fixed asset classification and depreciated when the asset is placed into service.

Impairment of Long-Lived Assets – Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of, consisting of land plots held for sale, are reported at the lower of the carrying amount or fair value less costs to sell.

Debt Modifications – Debt modifications are evaluated to determine if resulting cash flows have been significantly affected by changes in principal amounts, interest rates, terms or maturity. Restructurings are evaluated for treatment as debt extinguishments or simple modifications. Restructurings to date have all been treated as modifications as the net present value of cash flow requirement s have not been significantly affected.

Preferred Stock Classification – FASB establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.   A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity.

A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur.  A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable—and, therefore, becomes a liability—if that event occurs, the condition is resolved, or the event becomes certain to occur.

The Series A Preferred Stock provides the holder the right to require the Company to redeem the preferred stock if the holder elects to convert all of their shares of Series A preferred stock into a debt obligation.  Under FASB standards, the Company’s Series A preferred stock is not considered mandatorily redeemable.  However, SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.

As such the Company has classified the Series A Preferred Stock as temporary equity in the financial statements.

Repurchase of Common Shares into Treasury – The Company utilizes the cost method to account for all treasury stock transactions, which are valued at the Company’s estimate of the consideration granted in return for the shares.

Non-controlling Interest – Non-controlling interest accounting is applied for any entities where the Company maintains less than 100% ownership. The Company clearly identifies the non-controlling interest in the balance sheet and income statement including all measures of: net loss, net loss attributable to non-controlling interest, and net loss attributable to Renewable Fuel. Operating cash flows in the consolidated statements of cash flows reflect net loss, while basic and diluted earnings per share calculations reflect net loss attributable to Renewable Fuel.

The net loss attributable to non-controlling interest of PBC contributed approximately $0.3 million, $0.3 million and $2.2 million for the first quarter ended December 31, 2011, 2010 and from Inception October 1, 2006 to December 31, 2011, respectively from RFC’s 49% ownership in PBC upon its spin-off of the 51% ownership to DCSB on February 2, 2010. (see Note 3: Spin Off of Plant Biofuels Corporation)

Warrants – The Company reviews the key terms of warrants issued, including all conversion rates and down round provisions which protect the holder from changes to the our capitalization or future declines in our share price.

On October 1, 2009, the Company reclassified warrants granted through September 30, 2009 from paid in capital to a derivative liability.  Holders of those warrants are generally protected from anti-dilution by adjustments for any stock dividends, stock splits, combinations or other recapitalization. The Company reviewed the terms of the warrants and determined that they represented an embedded derivative due to the fact that the warrant is not indexed to its own stock and it was previously presented as stockholders equity.  The fair value of the related warrants is determined at the end of each accounting period, with any changes in fair value being recorded as other income or expense.

Revenue Recognition – The Company recognizes revenues from the sale of biodiesel, refined glycerine and related byproducts produced by the Company and the related industry know-how consultation services.  Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

The Company also earns revenue for consulting services rendered to other companies in the industry.  Revenues under these contracts are recognized during the period when related services are rendered.

Foreign Currency Translation and Other Comprehensive Income - The reporting currency of Renewable Fuel is the US Dollar.  The functional currency of Renewable Fuel’s Malaysian subsidiaries is the Malaysian Ringgit (RM) while the functional currency of the Indonesian subsidiaries is the Indonesian Rupiah (IDR).

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on each respective balance sheet date; stockholders' equity (deficit) is translated at the historical rates and items in the income and cash flow statements are translated at the average rate for the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of changes in shareholders' equity (deficit).  The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The average and closing rates used in the translated of foreign currency amounts are as follow:

	December 31, 2011		December 31, 2010
	Closing Rate USD	Average Rate USD	Closing Rate USD	Average Rate USD
RM	0.3153	0.3147	0.3248	0.3246
1,000 IDR	0.1115	0.1119	0.1127	0.1128

Net Loss per Common Share – Renewable Fuel presents earnings basic net loss per common share computed by dividing net loss attributable to the Company's common stockholders by the weighted-average number of commons shares outstanding during the period.  Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, warrants, and convertible preferred stock.  Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

New Accounting Pronouncements – The following accounting standards which may impact our financial statements were issued as of December 31, 2011. A description of the standards and an assessment of its impact on our financial reporting are noted below:

In December 2011, the Financial Accounting Standards Board issued ASU 2011-12: Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Topic 220) which effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public entities. For non-public entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. This Update was to help financial statements users better understand the causes of an entity’s change in financial position and result of operations.

In December 2011, the Financial Accounting Standards Board issued ASU 2011-11: Balance Sheet: Disclosure about Offsetting Assets and Liabilities (Topic 210) which entities is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosure required by those amendments retrospectively for all comparative periods presented. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This Update will provides information that enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments.

In December 2011, the Financial Accounting Standards Board issued ASU 2011-10: Property, Plant, and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification (Topic 360) which effective for fiscal years and interim period within those years, beginning on or after June 15, 2012 for public entities. For non-public entities, the amendments are effective for fiscal years ending after December 31, 2013, and interim and annual periods thereafter. Early adoption permitted. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update will impact disclosure of future business combination we may enter into.

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05: Comprehensive Income: Presentation of Comprehensive Income (Topic 220) which is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 for public entity. For non-public entities, the amendments are effective for fiscalyears ending after December 15, 2012. This Update is the result to improve the presentation of comprehensive income in a manner that is as convergent as possible.

In May 2011, the Financial Accounting Standards Board issued ASU 2011-04: Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820) which is effective for fiscal years beginning after December 15, 2011. This revised standard may impact future business fair value measurement and disclosures.

In December 2010, the Financial Accounting Standards Board issued ASU 2010-29: Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) which is effective for fiscal years beginning after December 15, 2010. This revised standard will impact disclosure of future business combination we may enter into.

NOTE 2—LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced cumulative losses of $62.0 million from October 1, 2006 (inception) through December 31, 2011, has net negative equity of $41.1 million and has not commenced operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

We are currently in non-compliance with debt covenants on the term loan facilities and have not made any installment repayments as they become due beginning on December 1, 2010. The term loans are secured by first priority interest over all existing property, plant and equipments, and all fixed and floating assets of Plant Biofuels Corporation Sdn Bhd (“PBC”). The facilities are jointly and severally guaranteed by both the PBC directors.

Bank Pembangunan Malaysia Bhd (“the Bank”) has not notified us that we are in default. As a result of the default, the Bank may foreclose on its note as a consequence and we could lose all of the PBC assets.

The management of PBC is actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure the distress.

Renewable Fuel is undertaking various plans and measures to raise capital through debt and equity offerings, which it believes will increase funds available for development and working capital. However, no assurances can be given that those plans and measures will be successful in increasing funds for the development and operations of the Company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3—SPIN OFF PLANT BIOFUELS CORPORATION

As a result of Renewable Fuel's purchase of PBC in December 2007, PBC was not in compliance with several debt covenants, and in technical default on its primary loan facility with a Malaysian bank (see "Note 5 - Term Loans in Default" for additional information regarding the loan facility).  The primary issue involved the stipulation that the obligor on the loan facility, PBC, must be owned by at least a simple majority of domiciled Malaysian citizens.  In order to cure the default the Company transferred 51% of the common shares of PBC to Dakap Capaian Sdn. Bhd. ("DCSB"), a company wholly-owned and controlled by two of the Company's directors.

The transaction to transfer PBC shares to DCSB was completed on February 2, 2010 as follows.

1.	Each of the two companies that formerly owned PBC, transferred 51% of the Renewable Fuel stock they received as consideration for the sale of PBC.
2.	Renewable Fuel transferred 51% of the PBC shares it acquired in December 2007 to DCSB.

These transfers are intended to be temporary, were undertaken for the sole purpose of curing the debt covenant default, and per the share exchange agreement will unwind and revert to prior ownership levels at the time that the debt with the Bank is extinguished. The Company has classified the common shares it received in exchange as Treasury Stock, to revert back to the original owners in the future. The Company reviewed the valuation of the 51% ownership in PBC and in turn determined that the fair value of the consideration of this transaction was equal to $3,723, which is the par value of the Company’s common shares.

The transfer of 51% of the stock of PBC to DCSB, among other obligations in the transfer agreement, states that at such time the bank debt is satisfied, 100% ownership of PBC will be transferred back to the Company.  Based upon terms of the share exchange agreement, management has determined that PBC is a wholly owned subsidiary for accounting purposes as a variable interest entity to the Company.  In addition, the Company is providing full management, operational and financial support to PBC.

In addition, PBC executed a loan agreement for $18.9 million to recognize advances made by Renewable Fuel to date.  This loan is to be paid together with estimated interest of $5.2 million in 48 equal monthly installments, beginning January 1, 2015.  The loan balances have been eliminated in the Company’s consolidated financial statements.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	December 31, 2011	September 30, 2011
Buildings and improvements	$29,801	$29,699
Furniture and equipment	27,820	27,728
Computer equipment	20,425	20,378
Vehicles	64,439	64,218
Total	142,485	142,023
Less - accumulated depreciation	(86,214)	(80,554)
Property and equipment, net	$56,271	$61,469

Plants in progress consisted of the following at:

	December 31, 2011	September 30, 2011
PBC plant and leasehold interest in land	$44,176,651	$44,025,213
Century/PTPBI plant and leasehold interest in land	16,793,056	16,739,708
Optimis/PTOTI plant	12,690,435	12,646,932
Total	73,660,142	73,411,853
Less - accumulated impairment losses	(49,344,936)	(49,179,975)
Plants in progress, net	$24,315,206	$24,231,878

Renewable Fuel leases the land for its plants under 20 and 99 year agreements and capitalizes the upfront payments for the leasehold interests.  The carrying amount for the land includes these upfront lease payments and land costs, duties and professional fees incurred in relation to the acquisition of the land. Both of the lands are only for industrial purposes, and entitle to tenure renewal upon lease tenure maturity.

During 2009, the Company performed a fair value assessment on the plants and leasehold interest in land which resulted in substantial impairment. No additional impairment expense has been recorded since 2009.  Changes in the accumulated impairment losses are a result of foreign currency translation adjustments.

Estimated plant useful life is 15 years and depreciation will begin once the plant is placed in service.

NOTE 5—TERM LOANS IN DEFAULT

The Company was in compliance with all restrictive covenants associated with its borrowings as of September 30, 2011 with the exception of the term loan facilities described above.  PBC was in default which stemmed from a debt covenant requiring the Company to obtain the Bank approval prior to engaging in activities that would change ownership of PBC.  The Company's acquisition of PBC in December, 2007 occurred without the Bank's approval.  The Bank requires that majority ownership of creditors be domiciled Malaysian.  The Company cured this default by engaging in a divesture of 51% of the legal ownership to a wholly-owned Malaysian entity in February 2010.

In May 2010, PBC negotiated modifications to its loan facility with the Malaysian bank. The modifications, effective November 2009, extended the availability period of the revolving line of credit from December 2009 to December 2010, the maturity of the term loans from six years to seven years and the first monthly payment date from January 2010 to November 2010. These modifications resulted in the Company being in compliance with the terms of the loan.

However, since December 2010 PBC was unable to remit its first installment repayment to the Bank in accordance with the repayment schedule. PBC has been served with a second reminder notice from the Bank, which will potentially put PBC in default.

The Bank has not notified us that we are in default and has not taken any action as a result of this default. As a result of the default the Bank may foreclose on its note as a consequence and we could lose all of the PBC assets.

The management of PBC is actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure the default and facilitate PBC in getting the plant operational by either advancing funds or subordinating its debt.

Debt consisted of the following as of:

	December 31,	September 30,
	2011	2011
Term loan maturing November 7, 2014, payable in monthly installments of $28,000 beginning December 1, 2010, bearing interest at 8.3% as of December 31, 2011.	$1,324,327	$1,291,941
Term loan maturing November 7, 2014, payable in monthly installments of $509,000 beginning January 1, 2011, bearing interest at 8.3% as of December 31, 2011.	24,425,895	23,832,156
Total term loans in default, current	$25,750,222	$25,124,097

Future contractual principal payments on the term loans are as follows:

For the periods ended December 31:
2012	$6,854,365
2013	6,437,555
2014	6,437,555
2015	6,020,747
2016	-
Thereafter	-
Total	$25,750,222

The Company has classified the term loans as a current liability due to the fact that planned principal payments were not made following the end of period ended December 31, 2011.

The Company incurred interest expense of $0.5 million during the first quarter ended December 31, 2011 and 2010, respectively.

NOTE 6—STOCKHOLDERS' EQUITY

Common Stock

From October 1, 2010 through September 30, 2011, the Company issued 628,022 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $628,022.

During the first quarter ended December 31, 2011 the Company issued 36,047 shares of its restricted common stock to individuals at $1.00 per share for cash consideration totaling $36,047.

Common Stock Options

The Company’s CEO receives common stock option equal to 5% of all equity transactions, as defined in his employment agreement, including common and preferred stock issuances.  The options have immediate vesting terms and have a contractual life of ten years. The following table outlines common stock options granted to the CEO since inception:

		Exercise price
Date Issued	Options issued	per share	Fair Value
December 31, 2007	3,650,000	$0.10	$319,697
September 5, 2008	6,045,400	$0.07	390,822
September 24, 2008	458,584	$1.00	22,831
September 30, 2009	1,304,968	$1.00	747,765
September 30, 2010	57,850	$1.00	33,150
September 30, 2011	81,740	$1.00	57,813
Three months ended December 31, 2011	1,801	$1.00	$1,274
Total issued since inception	11,600,343		$1,573,352

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants during the first quarter ended December 31, 2011 and the period from October 1, 2006 (Inception) through December 31, 2011:

	December 31, 2011	Inception to December 31, 2011
Weighted average fair value of options granted	$0.71	$0.14
Dividend yield	0%	0%
Weighted average risk-free interest rate	2.13%	1.43%
Weighted average expected volatility	91%	122%
Expected life in years	5	5
Weighted average fair value of common stock	$1.00	$0.19

Compensation expense recognized in the accompanying consolidated statement of operations related to the Employee Options and CEO Options for the first quarter ended December 31, 2011 and 2010 and for the period from October 1, 2006 (inception) through December 31, 2011, were approximately $2,000, $29,000 and $1,456,000, respectively.

The following table summarizes information about common stock options granted, exercised, forfeited, vested and exercisable:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2011	14,798,542	$0.21
Granted	1,801	$1.00
Forfeited	-	$-
Exercised	-	-
Options exercisable – December 31, 2011	14,800,343	0.21
Options vested or expected to vest	14,800,343	0.21

The following is a summary of options outstanding and exercisable at December 31, 2011:

		Weighted-Average		Weighted-Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Contractual Life	Exercisable	Contractual Life
$0.07	6,045,400	6.7	6,045,400	6.7
$0.10	6,850,000	6.0	6,850,000	6.0
$1.00	1,904,943	7.2	1,904,943	7.2
$0.20	14,800,343	6.4	14,800,343	6.4

Common Stock Warrants

On February 20, 2009, the Company issued a warrant to purchase 600,000 shares of the Company's common stock, to an individual as compensation for services rendered in connection with equity capital raising activities.  Under the warrant the holder may purchase up to 600,000 shares of common stock for $1.00 per share.  Holders of the Company's common stock warrants are generally protected from anti-dilution by adjustments for any stock dividends, stock splits, combinations or other recapitalization.

For purposes of determining the fair value of the common stock warrant, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

The weighted average fair value of warrant issued (per common share)	$0.43
Dividend yield	0%
Weighted average risk-free interest rate	1.81%
Weighted average expected volatility	70%
Expected life in years	2.5

The fair value of the warrant was determined using the deemed fair value of the underlying common stock of $1.00 per common share at February 20, 2009.  Because the Company's stock is not publicly traded, the Company used the average historical volatility rate for publicly traded companies that are engaged in similar alternative fuel activities to those of the Company for a similar time period as the expected life of the warrant.  The expected life of the warrant was derived as the midpoint between its five year contractual life and it’s immediately exercisability.  The fair value of the warrant determined was included in additional paid-in capital as a transaction cost.

The Company reclassified the value of the warrants from paid in capital to derivative liability on October 1, 2009.  The Company used the Black-Scholes option pricing model to determine the fair value of the warrants at the end of each accounting period.  As of December 31, 2011, the fair value of the derivative liability was valued at $165,533, which resulted in other income of $9,084 for the first quarter ended December 31, 2011.

Mandatorily Convertible Preferred Stock

The Company’s restated certificate of incorporation filed on September 18, 2008 authorizes 10,000,000 shares of Preferred Stock with a par value of $0.0001 and a stated value of $10.00.

A summary of the Company’s convertible preferred stockholders is as follows at:

	Shares Held as of:
	December 31, 2011	September 30, 2011
Plant Offshore Group Limited	1,017,878	1,017,878
Oilcorp International Limited	2,211,166	2,211,166
Total	3,229,044	3,229,044

The holders of the Series A Preferred Stock (“Preferred Stock”) accrue dividends at the rate of 8% per share per annum. Dividends are cumulative, accrue on a quarterly basis commencing one year from the date of issuance (the "Commencement Date") and when declared will be paid with the Company's common stock at a conversion rate of $1.00 per common share.  Dividends will accrue from the commencement date until the preferred shares have been converted into debt or common stock as described below.  If dividends on the Series A Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for common stock. Dividends in arrears do not bear interest. The Company has not declared any dividends on the Series A Preferred Stock outstanding. There was $6,004,002 of Series A Preferred Stock dividends in arrears as of December 31, 2011.

If at any time during the first 12 months following the issuance of preferred stock, the Company's common stock begins trading on a stock exchange, market or other trading facility, the issued and outstanding Preferred Stock will immediately convert, on a 10:1 basis, into shares of common stock.  If at any time afterward, until such time as the preferred stock has been converted into debt, as described below, the Company's common stock begins trading on a stock exchange, market or other trading facility, the issued and outstanding Preferred Stock will immediately convert, on a 10:1 basis, into shares of common stock.

One year after issuance date, preferred Stockholders have the right to convert all their shares of Preferred Stock into a debt obligation of the Company (the "Debt Conversion") at the rate of $10 per preferred share.  Interest on the principal amount of the debt will be paid at the rate of 8%, payable quarterly in arrears, by issuing Company common shares at a conversion rate of $1.00 per common share.  The holder has the right to receive up to 25% of the Company's net income after taxes, as defined in the Company's annual audited financial statements until the full amount of the debt has been repaid or until the Company's common stock begins trading on a stock exchange, market or other trading facility, at which time the remaining outstanding debt amount will automatically convert in shares of the Company's common stock at a conversion price of $1.00 per common share.

During 2009, the Company entered into a supplemental agreement with Oilcorp granting preferential debt service payments if Oilcorp elects to convert its preferred stock to debt.  In addition, the supplemental agreement provided for certain anti-dilutive protections and adjustments in calculating the conversion price per share upon conversion into the Company’s common stock.  These protections would come in the form of warrants granted to Oilcorp, as calculated under a formula based on the weighted average market price of the Company’s common stock during the first 10 days of trading on a stock exchange.

The Company has evaluated this conversion arrangement and determined that it is not an embedded derivative as of December 31, 2011. In addition, both preferred stockholders have not elected to convert their interests back into debt as of December 31, 2011.

NOTE 7—RELATED PARTY TRANSACTIONS

The Company has significant contracts with subsidiaries of its two preferred stockholders to construct its biodiesel plants (see "Note 9 - Commitments and Contingencies" for additional information regarding these contracts).  Cash flows remitted by the Company to the contractors are treated as financing in nature given the significant lag time between the timing of work completed, and the payment or conversion of outstanding billings.

Advances totaling $24,676 and $24,591 from Plant & Offshore Technology Sdn. Bhd., an indirect subsidiary of Plant Offshore Group Limited (“POGL”), are included in accounts payable, related parties at December 31, 2011 and September 30, 2011, respectively.

Oilcorp is a vendor currently engaged by the Company to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia (see "Note 6 - Stockholders' Equity" for additional information with respect to the terms of the Company's Series A Preferred Stock issued to Oilcorp in exchange for trade payables related to these services).   Accounts payable to various subsidiaries of Oilcorp, totaled $68,531 and $68,296 are included in accounts payable, related parties at December 31, 2011 and September 30, 2011, respectively.

Accounts payable, related party in the Company's accompanying balance sheet includes $466,748 and $449,934 of amounts payable to directors or shareholders of Renewable Fuel's consolidating companies as of December 31, 2011 and September 30, 2011, respectively.

Amounts payable to other related parties were $1,166 and $1,153 as of December 31, 2011 and September 30, 2011, respectively.

On February 2, 2010 the Company entered into a share exchange agreement with Dakap Capaian Sdn. Bhd., a company wholly-owned and controlled by two of the Company's shareholder-directors (see "Note 3 – Spin off Plant Biofuels Corporation" for additional information in respect to the transaction). As of December 31, 2011, the Company has accounts receivable totaling $11,578 from Dakap Capaian Sdn. Bhd. related to expenses incurred in connection with the February 2010 share exchange agreement.

NOTE 8—OPERATING SEGMENTS

The Company reports its operating segments based on geographical location of future biodiesel refining activities, which include Malaysia, Indonesia and corporate activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments.  Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant results and financial position by operating segment during the period:

	First quarter ended	First quarter ended
	December 31,	December 31,
	2011	2010
Loss before income taxes:
Malaysia	$(581,314)	$(550,800)
Indonesia	31,009	(28,229)
Corporate (a)	(46,306)	(146,267)
	$(596,611)	$(725,296)

	As of	As of
	December 31, 2011	September 30, 2011
Assets:
Malaysia	$24,411,312	$24,329,974
Indonesia	22,232	24,885
Corporate (b)	62,394	60,911
	$24,495,939	$24,415,770

(a)
Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the business segments.

NOTE 9—COMMITMENTS AND CONTINGENCIES

On January 18, 2007 PBC entered into an agreement with Oil-Line Engineering & Associates Sdn Bhd ("OLEA"), a subsidiary of Oilcorp, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Malaysia.  The contract price indicated a cost of approximately $35 million.  At December 31, 2011 construction on the Kuantan plant was substantially complete.

On March 6, 2007 Optimis entered into an agreement with OLEA, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Indonesia.  The contract price indicated a cost of approximately $36 million.  On August 5, 2008 the Company entered into a Supplement Agreement with OLEA to expand the capabilities of the subject plant to accept multiple types of feedstock.   The adjusted contract indicates a cost of approximately $62 million.

On December 12, 2008 Century entered into an agreement with Plant & Offshore Technology Sdn Bhd, an indirect subsidiary of POGL, whereby POGL would provide engineering, procurement and construction management of a 60 MGA, multi-feedstock biodiesel facility in Indonesia.  The contract price indicates a cost of approximately $63 million. On August 23, 2011 the contract has been terminated due to the contract period has expired.

As of December 31, 2011, the Company was not subject to any material legal proceedings.  From time to time, however the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and business partners.  Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company's financial position, operating results or cash flows.

NOTE 10—SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date the financial statements were reviewed.

From January 1, 2012 through February 14, 2012 the Company issued 84,641 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $84,621.  In connection with these transactions the Company's CEO was granted 1,691 shares of common stock and options to acquire 4,230 shares of common stock in accordance with the terms of his employment agreement, which grants him awards of 2% and 5%, respectively, in the event the Company enters into an equity transaction, as defined by his employment agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. Those statements appear in a number of places in this Form  S-1 and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Corporation, its directors or its officers with respect to, among other things: (i) the Corporation's liquidity and capital resources; (ii) its financing opportunities and plans and (iii) its future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability of the Corporation to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability of the Corporation to successfully develop its products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on the Corporation's continued positive cash flow and ability to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Corporation to successfully conduct its business in new markets; and (vii) other risks including those identified in the Corporation's filings with the SEC. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Summary Information and Risk Factors" and elsewhere in this Report.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the first quarter ended December 31, 2011 and 2010.  The discussion also includes subsequent activities up to February 14, 2012.  These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following MD&A are quoted in U.S. dollars.

The following discussion and analysis should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factor set forth in this Report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Audited Report on Form S1/A (Amendment 10) for the fiscal year ended September 30, 2011.

Recent Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements included elsewhere in this report.

Result of Operations

First Quarter Ended December 31, 2011 compared to December 31, 2010

During the first quarter ended December 31, 2011, we reported revenues of $110,000 mainly from the recognition of consultation services provided, and a net loss attributable to common shareholders of approximately $0.9 million or $0.01 per share, compared to revenue of $9,000 mainly from the recognition of sampling sales of refined glycerine, and a net loss attributable to common shareholders of approximately $ 1.1 million or $0 .01 per share for first quarter ended December 31, 2010. Total costs of sales was approximately $7,000 and $11,000, operating expenses of approximately $0.2 million and $0.3 million of which approximately $84,000 and $137,000 related to payroll and share based compensation related expense and $80,000 and $93,000 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $55,000 and $39,000 during the first quarter ended December 31, 2011 and 2010 respectively.

$53,000 reduction in payroll and share based compensation related expense is the result of savings of approximately $26,000 from the reduction of employee head count and employee compensation and  a reduction in the CEO’s share based compensation related expense resulted in an approximate savings of $27,000.

Legal and professional fees paid in previous periods are for mergers and acquisitions and initial preparation of registration statements. This period’s legal and professional fees were reduced by approximately $13,000.

During the first quarter ended December 31, 2011 and 2010, the Company recognized a net loss attributable to non-controlling interest of approximately $296,470 and $280,908.

During the first quarter ended December 31, 2011 and 2010, the Company accrued dividends of approximately $0.63 million respectively related to 8% preferred stock.

Operating Comparison for the first quarter ended:

	December 31, 2011	December 31, 2010	Difference	% Change
Revenue	$110,162	$9,056	$101,106	1,116.5
Cost of sales	6,767	10,556	(3,789)	(35.9)
Impairment	-	-	-	-
Payroll	84,339	137,391	(53,052)	(38.6)
Legal & professional	80,068	92,792	(12,724)	(13.7)
Other operating expense	54,592	38,650	15,942	41.2
Other income / (loss)	(481,007)	(454,963)	26,044	5.7
Net loss attributable to non-controlling interest	(296,470)	(280,908)	15,562	5.3
Dividends on preferred stock	630,809	630,809	-	-

Net loss available to common stockholder	$930,950	$1,075,197	$144,247	13.4

Liquidity and Capital Resources

The Company has experienced cumulative losses of approximately $62.0 million from October 1, 2006 (inception), through December 31, 2011, and has net negative equity of approximately $41.1 million. As of the date of this report the Company has not commenced operations; rather, it is still in the development stages. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2011, the Company has raised its $55.9 million of equity through a combination of its initial capitalization, various share exchanges as it acquired its operating subsidiaries and the conversion of $32.3 million of debt for preferred shares with two related party vendors, $7.5 million in advances conversion to equity, and private placements from individual shareholders resulting in actual cash of $4.4 million.  In addition, the Company also borrowed $25.8 million under its credit facility with a Malaysian bank.  These funds have been used to acquire certain capital equipment and infrastructure to support development and implementation of its business plan, payment of salaries and fees of technical and marketing personnel, marketing and promoting activities, working capital and general corporate purposes.  Additional funds will need to be generated by the Company to complete the three biodiesel plants currently under construction and to further support the development of its business model.

We are currently in non-compliance with debt covenants on the term loan facilities and have not made any installment repayments as they become due beginning on December 1, 2010. The term loans are secured by first priority interest over all existing property, plant and equipments, and all fixed and floating assets of Plant Biofuels Corporation Sdn Bhd (“PBC”). The facilities are jointly and severally guaranteed by both the PBC directors.

Bank Pembangunan Malaysia Bhd (“the Bank”) has not notified us that we are in default. As a result of the default, the Bank may foreclose on its note as a consequence and we could lose all of the PBC assets.

The management of PBC is actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure the distress.

We are confident that our feedstock which is non-food based, will lead the Company to a sustainable operation.

Renewable Fuel is undertaking various plans and measures to raise capital through debt and equity offerings, which it believes will increase funds available for development and working capital. However, no assurances can be given that those plans and measures will be successful in increasing funds for the development and operations of the Company.  We believe that we will obtain an extension of our current loan and additional financing from the Bank to fund the start-up and biodiesel production of the plant.  If the Company and the Bank cannot come to terms then Renewable Fuel will look at options for refinancing the loan and obtaining a working capital line with another entity.

For the next twelve months, we expect cash needs of up to $6,100,000 to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence operations.  The company’s Term Loan facilities from a financial institution are due for principal and interest repayment beginning December 2010, amounting to $537,000 per month.  As of January 4, 2012, we had $2,032 in cash.  We are funding monthly operations with incremental equity private placements from our shareholders on an as needed basis.  In order to cover our cash needs, we are considering raising additional funds in the form of equity capital, mezzanine financing and/or senior loans through private placements, loan applications or any other alternative approach. If we do not secure these funds, we may be forced to suspend or terminate operations.

Our ability to obtain needed financing may be impaired by factors such as the capital markets, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Cash Flows

Net cash used in operating activities was approximately $26,000 for the first quarter ended December 31, 2011 compared to approximately $174,000 for the same periods in 2010, resulted from the improvement of $148,000.

Net cash used in operating activities was approximately $4,800,000 for the period from inception (October 1, 2006), through the first quarter ended December 31, 2011.

Net cash used in investing activities for the first quarter ended December 31, 2011 and 2010, was $0 respectively. This mainly due to no additional fixed assets acquired. Net cash gained from investing activities was approximately $17,000 for the period from inception (October 1, 2006) through the first quarter ended December 31, 2011.

Net cash provided by financing activities for the first quarter ended December 31, 2011 was approximately $34,000 compared to $148,000 for the same periods in 2010, and $ 4,701,000 for the period from inception (October 1, 2006), through the first quarter ended December 31, 2011. The majority of the net cash provided by financing activities is from proceeds from common share issuances.

Financing Activities

From October 1, 2011 through December 31, 2011 the Company issued 36,047 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $36,047.

In connection with these transactions the Company's CEO was granted 720 shares of common stock and options to acquire 1,801 shares of common stock in accordance with the terms of his employment agreement.

Term Loans Payable

Term Loans in Default

In October 2007, PBC entered into a $21,760,000 facilities agreement (the “Facilities”) with a bank, which provided available borrowings under two individual term loans totaling $18,600,000 and a revolving line with available credit of $3,150,000.  At December 31, 2011, and 2010, $3,150,000 was available under the revolving line of credit; however, any disbursements are restricted for purchases of raw materials and repayable within six months from date of disbursement.  A total of $25,750,222 is outstanding under the Facilities at December 31, 2011and $25,124,097 at September 30, 2011, respectively, which includes two term loans and $0 borrowed under the revolving credit facility.

The term loans under the Facilities bear interest at the bank’s effective costs of funds +1.25% in year one, increasing to +2% in year two and beyond. The bank’s effective cost of fund is 6.30%. Therefore, at December 31, 2011 and 2010, the interest rate for the term loans was 8.3% respectively.  The interest rate for the revolving line of credit is the bank’s cost of funds +2%.  At December 31, 2011 and 2010, the interest rate for the revolving line of credit was 8.3% respectively.

The Company has recognized $0.5 million in interest charges related to the term loans for the first quarter ended December 31, 2011 and 2010, respectively, all of which has been recognized and recorded as interest expense on the PBC plant.  Accrued interest payable at December 31, 2011 and 2010 was approximately $5.8 million and $3.8 million, respectively.  Interest payments will be made with the commencement of monthly installments beginning on each term loans respective date as described above. The term loans under the Facilities are secured by a first priority interest over all existing property, plant and equipment and all assets of PBC.  In addition, the term loans are jointly and severally guaranteed by directors of PBC.

In May 2010, PBC negotiated modifications to its loan facility with the Malaysian bank.  The modifications, effective November 2009, extended the availability period of the revolving line of credit from December 2009 to December 2010, the maturity of the term loans from six years to seven years and the first monthly payment date from January 2010 to November 2010.   These modifications resulted in the Company being in compliance with the terms of the loan.

However, since December 2010 PBC was unable to remit its first installment repayment to the Bank in accordance with the repayment schedule. PBC has been served with a second reminder notice from the Bank, which will potentially put PBC in default.

The Bank has not notified us that we are in default and has not taken any action as a result of this default. As a result of the default the Bank may foreclose on its note as a consequence and we could lose all of the PBC assets.

The management of PBC is actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure the distress.

Convertible Preferred Stock

On September 24, 2008, the Company issued POGL 917,168 shares of its Series A Convertible Preferred Stock (“Series A”).  The $9,171,680 purchase price for the Series A was paid to the Company by POGL by exchanging $9,171,680 of the Company’s trade payables due to POGL for these shares.  In addition, on August 23, 2011, the Company issued POGL 100,710 shares of its Series A. The $1,007,100 purchase price for the Series A was paid to the Company by POGL by exchanging $1,007,100 of the Company’s payables due to POGL for these shares. As of February 14, 2011, the Company in total issued POGL 1,017,878 shares Series A. POGL is a vendor currently engaged by the Company to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia.  Each Series A share is automatically converted into 10 common shares if at any time during the twelve month period following the purchase the Company’s common stock begins trading on a stock exchange, market or other trading facility.   Subsequent to this twelve month period if the Series A have not been converted into common stock the holders have the option to convert all outstanding Series A shares into debt totaling $10,178,780, plus any accrued and outstanding dividends payable.  The holders have the right to receive 25% of the Company’s annual net income after taxes until the outstanding debt is repaid.  In addition, the Company will make quarterly interest payments at a rate of 8% in arrears in the form of common stock at a conversion rate of $1.00 per common share.

On July 20, 2009, the Company issued Oilcorp International Limited ("Oilcorp") 2,211,166 shares of its Series A Preferred Stock in exchange for $22,111,660 in trade payables due Oilcorp by the Company.

At the time of the signing of the subscription agreement, the Company entered into a Supplemental Agreement with Oilcorp agreeing to preferential debt service payments in the case of Oilcorp's optional conversion from preferred stock to debt as well as certain price protections in the case of Oilcorp's automatic conversion from preferred stock or debt to the Company's common stock.

If Oilcorp decides to take the optional conversion to debt they are contractually entitled to 50% of the Company's net income after tax for payment of principal on the debt until either the debt is fully paid or until the Company begins trading on a stock exchange, market or other trading facility.

If the Company is declared effective as a full-reporting company by the Securities and Exchange Commission and begins trading on a stock exchange, market or other trading facility, whatever amount of Oilcorp's debt or preferred stock may be outstanding will automatically convert to the Company's common stock.  If the weighted average market price for the Company's common stock (the "WAP") during the first 10 days of trading is less than $1.00 per share, the Company will issue warrants to Oilcorp to purchase additional Company common shares, the number of shares to be purchased to be calculated as follows:

1.	The warrants to be issued to Oilcorp will have an exercise price of $0.10 per share and will be exercisable for a period of thirty -six (36) months from issue date.
2.	The number of warrants to be issued will be determined as follows:

a.	The Adjusted Weighted Average price will be 90% of the WAP, as described above.
b.	The Theoretical Value of the warrants ("TVW") will be calculated as the AWAP less the exercise price of $0.10.

c.
The Shortfall  Amount owed will be determined by subtracting the aggregate outstanding debt or value of preferred shares, as the case may be (the "Aggregate Value"), from the value of the common as converted  implied by the WAP ("Trading Value").

i.	The Aggregate Value will be calculated by multiplying the dollar value of the preferred stock by the number of preferred shares outstanding (or the entire amount of debt if converted).

ii.	The Trading Value is equal to the WAP times the number of Company common shares that the then outstanding debt or preferred shares will convert into.

d.	The number of warrants to be issued to Oilcorp will equal the Shortfall Amount divided by the TVW.

If the WAP, when calculated, is equal to or more than $1.00 per share, the Company will have no obligation to issue any warrants to Oilcorp.

Off-Balance Sheet Transactions

As of December 31, 2011 and September 30, 2011, we did not have any off-balance sheet arrangements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2011, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings in which we are involved except as follows:

Terence Joseph Peter Daley v. Century Corp. Sdn Bhd, Ng Huat Chai and Oil-Line Engineering & Associates Sdn Bhd, Seremban High Court, Summons No. 22-338-2009.  In 2009, Plaintiff Terence Joseph Peter Daley filed suit against Century Corp, Ng Huat Chai and Oil-Line, Century Corp a subsidiary of BRII, which is a subsidiary of RFC, for denied access to a facilities at a property developed by Century Corp.  By way of background, Century Corp had developed certain parcels of land, and as part of the development, had built a club house for use by owners of the properties, in exchange for payment of certain fees. Subsequently in year 2001 the club house and the said land was transferred to Oil-Line. When the fees were not paid, Oil-Line closed the clubhouse and denied access to the property owners.  The plaintiffs are seeking restoration of the clubhouse to its original condition and usage.  A hearing is set for February 20, 2012.

It is the opinion of management that this action is not material and has no bearing on the Company’s biodiesel or glycerine business. As such is has not been disclosed in the financial statements.

ITEM 1A.                      RISK FACTORS

Not required

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from October 1, 2011 through December 31, 2011, the Company had sold 36,047 shares of common stock at $1.00 per share to 1 individual for gross proceeds of $36,047. We sold 36,047 shares to Chin Lai Har non U.S. citizen, for the aggregate consideration $36,047.  Our CEO was granted 720 shares of common stock and options to acquire 1,801 shares of common stock.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

●	None of these issuances involved underwriters, underwriting discounts or commissions.
●	Restrictive legends were and will be placed on all certificates issued as described above.
●	The distribution did not involve general solicitation or advertising.
●	The distributions were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment who understood the speculative nature of their investment.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

●	None of these issuances involved underwriters, underwriting discounts or commissions;
●	We placed Regulation S required restrictive legends on all certificates issued;
●	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
●	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

●	Access to all our books and records.
●	Access to all material contracts and documents relating to our operations.
●	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      (REMOVED AND RESERVED)

ITEM 5.                      OTHER INFORMATION

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.                      EXHIBITS

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Fuel Corp, a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	William Van Vliet	February 14, 2012	/s/ William Van Vliet

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ William Van Vliet	William Van Vliet	Principal Executive Officer and Director	February 14, 2012
/s/ Andy Teo Guan Joo	Andy Teo Guan Joo	Principal Financial Officer and Principal Accounting Officer	February 14, 2012