Form 10-Q/A
period 2011-12-31
Renewable Fuel Corp
filed 2012-03-16
CIK 1455768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	174,013,250

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Renewable Fuel Corp's. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 15, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Periods form Inception (October 1, 2006) to December 31, 2011

	Common stock		Additional paid-in-	Accumulated other comprehensive	Accumulated	Treasury stock		Total Renewable Fuel Corp Shareholders’	Non- controlling	Total Shareholders’
	Shares	Amount	capital	loss	Deficit	Shares	Amount	Deficit	Interest	Deficit

Issuance of common shares at inception (October 1, 2006)	2,510,404	$251	$116,962	$-	$-	-	$-	$117,213	$-	$117,213
Issuance of common shares	7,414,445	741	358,121	-	-	-	-	358,862	-	358,862
Net Income	-	-	-	-	58,698	-	-	58,698	-	58,698
Foreign currency translation adjustment	-	-	-	(31,634)	-	-	-	(31,634)	-	(31,634)
Balance at September 30, 2007	9,924,849	992	475,083	(31,634)	58,698	-	-	503,139	-	503,139

Issuance of common shares	110,983,152	11,098	5,518,902	-	-	-	-	5,530,000	-	5,530,000
Acquisition of BRII	80,960,000	8,097	9,512,507	-	-	-	-	9,520,604	-	9,520,604
Share-based compensation	2,601,593	260	600,708	-	-	-	-	600,968	-	600,968
Net loss	-	-	-	-	(963,386)	-	-	(963,386)	-	(963,386)
Foreign currency translation adjustment	-	-	-	(376,712)	-	-	-	(376,712)	-	(376,712)
Balance at September 30, 2008	204,469,594	20,447	16,107,200	(408,346)	(904,688)	-	-	14,814,613	-	14,814,613

Issuance of common shares	3,987,766	399	3,987,367	-	-	-	-	3,987,766	-	3,987,766
Share-based compensation	521,985	52	1,362,455	-	-	-	-	1,362,507	-	1,362,507
Dividends on preferred stock	-	-	-	-	(353,787)	-	-	(353,787)	-	(353,787)
Net loss	-	-	-	-	(50,317,257)	-	-	(50,317,257)	-	(50,317,257)
Foreign currency translation adjustment	-	-	-	(173,518)	-	-	-	(173,518)	-	(173,518)
Balance at September 30, 2009	208,979,345	20,898	21,457,022	(581,864)	(51,575,732)	-	-	(30,679,676)	-	(30,679,676)

Issuance of common shares	1,156,971	116	1,156,855	-	-	-	-	1,156,971	-	1,156,971
Treasury shares	-	-	-	-	-	37,230,000	(3,723)	(3,723)	3,723	-
Share-based compensation	23,141	2	144,583	-	-	-	-	144,585	-	144,585
Shares issued for professional services	300,000	30	299,970	-	-	-	-	300,000	-	300,000
Reclassification of warrants to derivative liability	-	-	(259,890)	-	-	-	-	(259,890)	-	(259,890)
Dividends on preferred stock	-	-	-	-	(2,516,739)	-	-	(2,516,739)	-	(2,516,739)
Net loss	-	-	-	-	(2,600,232)	-	-	(2,600,232)	(708,818)	(3,309,050)
Foreign currency translation adjustment	-	-	-	108,742	-	-	-	108,742	-	108,742
Balance at September 30, 2010	210,459,457	$21,046	$22,798,540	$(473,122)	$(56,692,703)	37,230,000	$(3,723)	$(34,349,962)	$(705,095)	$(35,055,057)
Issuance of common shares	628,022	63	627,959	-	-	-	-	628,022	-	628,022
Share-based compensation	32,692	3	111,513	-	-	-	-	111,516	-	111,516
Dividends on preferred stock	-	-	-	-	(2,502,667)	-	-	(2,502,667)	-	(2,502,667)
Net loss	-	-	-	-	(1,830,501)	-	-	(1,830,501)	(1,199,384)	(3,029,885)
Foreign currency translation adjustment	-	-	-	(25,869)	-	-	-	(25,869)	-	(25,869)
Balance at September 30, 2011	211,120,171	$21,112	$23,538,012	$(498,991)	$(61,025,871)	37,230,000	$(3,723)	$(37,969,461)	$(1,904,479)	$(39,873,940)
Issuance of common shares	36,047	4	36,043	-	-	-	-	36,047	-	36,047
Share-based compensation	720	-	1,994	-	-	-	-	1,994	-	1,994
Dividends on preferred stock	-	-	-	-	(630,809)	-	-	(630,809)	-	(630,809)
Net loss	-	-	-	-	(300,141)	-	-	(300,141)	(296,470)	(596,611)
Foreign currency translation adjustment	-	-	-	(4,451)	-	-	-	(4,451)	-	(4,451)
Balance at December 31, 2011	211,156,938	$21,116	$23,576,049	$(503,442)	$(61,956,821)	37,230,000	$(3,723)	$(38,866,822)	$(2,200,949)	$(41,067,771)

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

Common Stock Options

The Company’s CEO receives common stock option equal to 5% of all equity transactions, as defined in his employment agreement, including common and preferred stock issuances.  The options have immediate vesting terms and have a contractual life of ten years. The following table outlines common stock options granted to the CEO since inception:

Date Issued	Options issued	Exercise price per share	Fair Value
December 31, 2007	3,650,000	$0.10	$319,697
September 5, 2008	6,045,400	$0.07	390,822
September 24, 2008	458,584	$1.00	22,831
September 30, 2009	1,304,968	$1.00	747,765
September 30, 2010	57,850	$1.00	33,150
September 30, 2011	81,740	$1.00	57,813
Three months ended December 31, 2011	1,801	$1.00	$1,274
Total issued since inception	11,600,343		$1,573,352

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

The following table represents the significant results and financial position by operating segment during the period:

	First quarter ended	First quarter ended
	December 31,	December 31,
	2011	2010
Loss before income taxes:
Malaysia	$(581,314)	$(550,800)
Indonesia	31,009	(28,229)
Corporate (a)	(46,306)	(146,267)
	$(596,611)	$(725,296)

	As of December 31, 2011	As of September 30, 2011
Assets:
Malaysia	$24,411,312	$24,329,974
Indonesia	22,232	24,885
Corporate (b)	62,394	60,911
	$24,495,939	$24,415,770

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

ITEM 6.   EXHIBITS

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. ***

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. ***

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*** This exhibit is incorporated by reference to Form 10-Q filed on February 15, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Fuel Corp, a Nevada corporation

SIGNATURE	NAME	TITLE	DATE

/s/ William Van Vliet	William Van Vliet	Principal Executive Officer	March 15 , 2012

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ William Van Vliet	William Van Vliet	Principal Executive Officer and Director	March 15 , 2012

/s/ Andy Teo Guan Joo	Andy Teo Guan Joo	Principal Financial Officer and Principal Accounting Officer	March 15 , 2012