Form 10-Q
period 2012-03-31
Renewable Fuel Corp
filed 2012-05-14
CIK 1455768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-170542

Renewable Fuel Corp
(Exact name of registrant as specified in its charter)

Nevada	2860	26-0892819
(State or Other Jurisdiction of	(SIC Code)	(I.R.S. Employer
Incorporation or Organization)		Identification Number)

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

Yes ☒                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	212,992,497

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Balance Sheets
As of March 31, 2012 and September 30, 2011

	March 31,	September 30,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$51,909	$47,913
Trade and other receivables	5,146	8,187
Accounts receivable, related party	11,995	11,538
Inventories	43,391	41,740
Prepaid expenses and other current assets	8,084	13,045
Total current assets	120,525	122,423
Plants in progress, net	25,190,237	24,231,878
Other property and equipment, net	52,681	61,469
Total Assets	$25,363,443	$24,415,770

Liabilities and Shareholders' Deficit

Liabilities
Current liabilities
Trade and other payables	$487,857	$446,555
Accounts payable, related parties (Note 7)	597,458	543,974
Accrued liabilities	314,406	307,233
Current portion of capital leases	8,128	7,053
Derivative liability - fair value of warrants	156,104	174,617
Term notes in default	27,398,291	25,124,097
Total current liabilities	28,962,244	26,603,529
Long-term capital lease obligations	20,083	22,548
Total liabilities	28,982,327	26,626,077

Commitments and contingencies (Note 9)	-	-
Preferred stock (mandatorily convertible and conditionally redeemable)
10,000,000 shares authorized; 0 and 3,229,044 shares outstanding at March 31, 2012 and September 30, 2011, $10 par value liquidation value of $0 and $37,663,633 at March 31, 2012 and September 30, 2011 respectively	-	37,663,633

Shareholders' Deficit
Common stock ($0.0001 par value; 500,000,000 shares authorized;
250,168,062 common shares issued, 212,938,062 outstanding as of March 31, 2012 and 211,120,171 common shares issued, 173,890,171 outstanding as of September 30, 2011)	25,017	21,112
Additional paid-in-capital	62,588,647	23,538,012
Accumulated other comprehensive loss	(680,823)	(498,991)
Accumulated deficit	(63,009,306)	(61,025,871)
Treasury stock, cost
37,230,000 common shares held in treasury as of March 31, 2012 and September 30, 2011	(3,723)	(3,723)
Total Renewable Fuel Corp stockholders' deficit	(1,080,188)	(37,969,461)
Non-controlling interest	(2,538,696)	(1,904,479)
Total shareholders' deficit	(3,618,884)	(39,873,940)
Total Liabilities and Shareholders' Deficit	$25,363,443	$24,415,770

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Operations and Other Comprehensive Loss

	Second Quarter Three Months Ended		Second Quarter Six Months Ended		Period From Inceptio October 1,n
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	2006 to
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012

Revenue	$16,043	$81,944	$128,121	$140,084	$266,603

Operating expenses
Cost of materials, shipping and insurance	6,353	9,833	13,229	26,935	72,579
Impairment of plants and land held for sale	-	-	-	-	45,327,147
Payroll and share-based compensation expense	92,151	103,581	177,072	241,526	4,353,719
Legal and professional fees	79,763	73,417	160,021	166,312	1,930,263
Depreciation	5,459	5,605	10,933	11,203	88,589
Other general and administrative expenses	96,010	185,891	145,660	219,112	1,388,540
Total operating expenses	279,736	378,327	506,915	665,088	53,160,837

Loss from operations	(263,693)	(296,383)	(378,794)	(525,004)	(52,894,234)

Other income (expense)
Interest expense	(567,250)	(514,213)	(1,117,752)	(1,022,447)	(6,425,356)
Gain on change in fair value of derivative liability	9,429	7,043	18,513	13,828	103,786
Other income (loss), net	34	22,589	52,826	22,575	196,229
Total other income (expense)	(557,787)	(484,581)	(1,046,413)	(986,044)	(6,125,341)

Loss before income taxes	(821,480)	(780,964)	(1,425,207)	(1,511,048)	(59,019,575)

Income tax expense	-	-	-	-	-

Net loss	(821,480)	(780,964)	(1,425,207)	(1,511,048)	(59,019,575)

Net loss attributable to non-controlling interest	(333,096)	(351,694)	(634,217)	(634,920)	(2,542,419)

Net loss attributable to Renewable Fuel Corp	(488,384)	(429,270)	(790,990)	(876,128)	(56,477,156)

Dividends on preferred stock	561,636	617,096	1,192,445	1,247,905	6,565,638

Net loss available to common stockholders	(1,050,020)	(1,046,366)	(1,983,435)	(2,124,033)	(63,042,794)

Other comprehensive loss:
Net loss	(821,480)	(780,964)	(1,425,207)	(1,511,048)	(59,019,575)
Currency translation adjustment	(177,381)	(20,677)	(181,832)	(20,768)	(680,823)

Comprehensive loss	(998,861)	(801,641)	(1,607,039)	(1,531,816)	(59,700,398)

Net loss attributable to non-controlling interest	(333,096)	(351,694)	(634,217)	(634,920)	(2,542,419)
Comprehensive loss attributable to non-controlling interest	(59,880)	47,772	(144,853)	(21,419)	(158,600)
Comprehensive loss attributable to Renewable Fuel Corp	$(605,885)	$(497,719)	$(827,969)	$(875,477)	$(56,999,379)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.40)
Weighted average number of common shares outstanding	178,372,042	173,452,161	176,132,076	173,397,232	159,116,155

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Periods form Inception (October 1, 2006) to March 31, 2012

				Accumulated				Total Renewable
			Additional	other				Fuel Corp	Non-	Total
	Common stock		paid-in-	comprehensive	Accumulated	Treasury stock		Shareholders’	controlling	Shareholders’
	Shares	Amount	capital	loss	Deficit	Shares	Amount	Deficit	Interest	Deficit

Issuance of common shares at inception (October 1, 2006)	2,510,404	$251	$116,962	$-	$-	-	$-	$117,213	$-	$117,213
Issuance of common shares	7,414,445	741	358,121	-	-	-	-	358,862	-	358,862
Net Income	-	-	-	-	58,698	-	-	58,698	-	58,698
Foreign currency translation adjustment	-	-	-	(31,634)	-	-	-	(31,634)	-	(31,634)
Balance at September 30, 2007	9,924,849	992	475,083	(31,634)	58,698	-	-	503,139	-	503,139

Issuance of common shares	110,983,152	11,098	5,518,902	-	-	-	-	5,530,000	-	5,530,000
Acquisition of BRII	80,960,000	8,097	9,512,507	-	-	-	-	9,520,604	-	9,520,604
Share-based compensation	2,601,593	260	600,708	-	-	-	-	600,968	-	600,968
Net loss	-	-	-	-	(963,386)	-	-	(963,386)	-	(963,386)
Foreign currency translation adjustment	-	-	-	(376,712)	-	-	-	(376,712)	-	(376,712)
Balance at September 30, 2008	204,469,594	20,447	16,107,200	(408,346)	(904,688)	-	-	14,814,613	-	14,814,613

Issuance of common shares	3,987,766	399	3,987,367	-	-	-	-	3,987,766	-	3,987,766
Share-based compensation	521,985	52	1,362,455	-	-	-	-	1,362,507	-	1,362,507
Dividends on preferred stock	-	-	-	-	(353,787)	-	-	(353,787)	-	(353,787)
Net loss	-	-	-	-	(50,317,257)	-	-	(50,317,257)	-	(50,317,257)
Foreign currency translation adjustment	-	-	-	(173,518)	-	-	-	(173,518)	-	(173,518)
Balance at September 30, 2009	208,979,345	20,898	21,457,022	(581,864)	(51,575,732)	-	-	(30,679,676)	-	(30,679,676)

Issuance of common shares	1,156,971	116	1,156,855	-	-	-	-	1,156,971	-	1,156,971
Treasury shares	-	-	-	-	-	37,230,000	(3,723)	(3,723)	3,723	-
Share-based compensation	23,141	2	144,583	-	-	-	-	144,585	-	144,585
Shares issued for professional services	300,000	30	299,970	-	-	-	-	300,000	-	300,000
Reclassification of warrants to derivative liability	-	-	(259,890)	-	-	-	-	(259,890)	-	(259,890)
Dividends on preferred stock	-	-	-	-	(2,516,739)	-	-	(2,516,739)	-	(2,516,739)
Net loss	-	-	-	-	(2,600,232)	-	-	(2,600,232)	(708,818)	(3,309,050)
Foreign currency translation adjustment	-	-	-	108,742	-	-	-	108,742	-	108,742
Balance at September 30, 2010	210,459,457	$21,046	$22,798,540	$(473,122)	$(56,692,703)	37,230,000	$(3,723)	$(34,349,962)	$(705,095)	$(35,055,057)
Issuance of common shares	628,022	63	627,959	-	-	-	-	628,022	-	628,022
Share-based compensation	32,692	3	111,513	-	-	-	-	111,516	-	111,516
Dividends on preferred stock	-	-	-	-	(2,502,667)	-	-	(2,502,667)	-	(2,502,667)
Net loss	-	-	-	-	(1,830,501)	-	-	(1,830,501)	(1,199,384)	(3,029,885)
Foreign currency translation adjustment	-	-	-	(25,869)	-	-	-	(25,869)	-	(25,869)
Balance at September 30, 2011	211,120,171	$21,112	$23,538,012	$(498,991)	$(61,025,871)	37,230,000	$(3,723)	$(37,969,461)	$(1,904,479)	$(39,873,940)
Issuance of common shares for cash	188,056	19	188,038	-	-	-	-	188,057	-	188,057
Issuance of common shares for preferred stock conversion	38,856,078	3,886	38,852,192	-	-	-	-	38,856,078	-	38,856,078
Share-based compensation	3,757	-	10,405	-	-	-	-	10,405	-	10,405
Dividends on preferred stock	-	-	-	-	(1,192,445)	-	-	(1,192,445)	-	(1,192,445)
Net loss	-	-	-	-	(790,990)	-	-	(790,990)	(634,217)	(1,425,207)
Foreign currency translation adjustment	-	-	-	(181,832)	-	-	-	(181,832)	-	(181,832)
Balance at March 31, 2012	250,168,062	$25,017	$62,588,647	$(680,823)	$(63,009,306)	37,230,000	$(3,723)	$(1,080,188)	$(2,538,696)	$(3,618,884)

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Cash Flow
For the Periods Ended

			Period From Inception
	Second Quarter Six Months Ended		October 1, 2006 to
	March 31, 2012	March 31, 2011	March 31, 2012
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(1,425,207)	$(1,511,048)	$(59,019,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,937	11,204	88,593
Impairment of plant and leasehold land	-	-	45,327,147
Non-cash share-based compensation expense	10,405	36,452	2,229,981
Shares issued for legal and professional expenses	-	-	300,000
Bad debt expense	-	-	88
Loss on foreign exchange	-	-	97,640
Interest expense recorded into principal balance of loan	1,108,352	1,015,321	6,421,154
Change in fair value of derivative liability	(18,514)	(13,828)	(103,787)
Gain (loss) on disposal of investments and other	-	-	(60,088)
Changes in:
Trade and other receivables	3,204	(21,270)	72,765
Other current assets	(91,106)	(45)	456,295
Inventories	-	9,056	(41,992)
Other assets	-	-	15,528
Trade and other payables	32,508	151,203	(643,671)
Accounts payable, related parties	41,377	87,818	367,617
Accrued liabilities	(4,040)	(36,138)	(601,334)
Net cash used in operating activities	(332,084)	(271,275)	(5,093,639)

Cash flows from investing activities
Fixed asset additions	-	-	(99,213)
Proceeds from disposal of investments	-	-	116,196
Net cash provided by investing activities	-	-	16,983

Cash flows from financing activities
Advances from shareholders	-	-	7,209,527
Proceeds from loan advance	147,878	-	147,878
Payments to contractors	-	-	(6,822,905)
Cash received in share exchange agreements	-	-	137,157
Payments on capital lease obligations	(2,513)	(3,029)	(28,954)
Proceeds from share issuances	188,056	278,941	4,357,449
Net cash provided by financing activities	333,421	275,912	5,000,152

Net increase (decrease) in cash	1,337	4,637	(76,504)
Effect of exchange rate changes	2,659	(665)	107,018
Cash, beginning of period	47,913	69,606	21,395
Cash, end of period	$51,909	$73,578	$51,909

Supplemental cash flow information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash investing and financing activities disclosures:
Vehicle financed through capital lease	$-	$-	$41,351
Non-cash plant additions in accounts payable	$-	$-	$16,224,412
Conversion of shareholders advances to common stock	$-	$-	$7,492,530
Net assets acquired in share exchanges	$-	$-	$9,520,525
Conversion of trade payables to preferred stock	$-	$-	$31,283,340
PBC treasury stock exchange agreement	$-	$-	$3,723
Dividends accrued on preferred stock	$1,192,445	$1,247,905	$6,565,638
Fair value of warrants as derivative liability	$-	$-	$259,890
Conversion of preferred stock to common stock	$38,856,078	$-	$38,856,078
Conversion of account payable, related parties to preferred stock	$-	$-	$1,007,100

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

We are currently in non-compliance with debt covenants on the term loan facilities of approximately $27.4 million as at March 31, 2012 and have not made any installment repayments beginning with the due date of December 1, 2010, the Company received a statement dated April 10, 2012 from the bank stating the outstanding payable amounting approximately $12.0 million. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both the PBC directors.

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

The business strategy is dependent upon Renewable Fuel obtaining additional financing to acquire feedstock and to make the plant operational.  Renewable Fuel is in discussion with the Bank to extend the existing loan and provide additional funds to fund start-up of the plant.  If Renewable Fuel and the Bank cannot come to terms then the Company will look at refinancing the loan and obtaining a working capital line with another entity.

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

Reclassifications – Certain amounts in prior period financial statements have been reclassified to conform to the 2012 presentation.  These reclassifications had no effect on the previously reported financial position or results of operations.

A Development Stage Company - The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of March 31, 2012, Renewable Fuel has not fully commenced operations nor has it received significant revenues from its planned principal operations.

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

As such the Company had classified the Series A Preferred Stock as temporary equity in the financial statements. In 2012, the Series A preferred stock was converted to common stock.

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

The net loss attributable to non-controlling interest of PBC contributed approximately $0.6 million, $0.6 million and $2.5 million for the second quarter ended March 31, 2012, 2011 and from Inception October 1, 2006 to March 31, 2012, respectively from RFC’s 49% ownership in PBC upon its spin-off of the 51% ownership to DCSB on February 2, 2010. (see Note 3: Spin Off of Plant Biofuels Corporation)

Warrants – The Company reviews the key terms of warrants issued, including all conversion rates and down round provisions which protect the holder from changes to the our capitalization or future declines in our share price.

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

Revenue Recognition – The Company recognizes revenues from the sale of biodiesel, refined glycerine and related byproducts produced by the Company.  Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

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

The average and closing rates used in the translated of foreign currency amounts are as follow:

	March 31, 2012		March 31, 2011
	Closing Rate USD	Average Rate USD	Closing Rate USD	Average Rate USD

RM	0.3266	0.3203	0.3308	0.3276
1,000 IDR	0.1094	0.1108	0.1154	0.1141

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

New Accounting Pronouncements – The following accounting standards which may impact our financial statements were issued as of March 31, 2012. A description of the standards and an assessment of its impact on our financial reporting are noted below:

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

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05: Comprehensive Income: Presentation of Comprehensive Income (Topic 220) which is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 for public entity. For non-public entities, the amendments are effective for fiscal years ending after December 15, 2012. This Update is the result to improve the presentation of comprehensive income in a manner that is as convergent as possible.

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

NOTE 2—LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced cumulative losses of $63.0 million from October 1, 2006 (inception) through March 31, 2012, has net negative equity of $3.6 million and has not commenced operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

In addition, PBC executed a loan agreement for $19.6 million to recognize advances made by Renewable Fuel to date.  This loan is to be paid together with estimated interest of $5.4 million in 48 equal monthly installments, beginning January 1, 2015.  The loan balances have been eliminated in the Company’s consolidated financial statements.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	March 31, 2012	September 30, 2011

Buildings and improvements	$30,874	$29,699
Furniture and equipment	28,794	27,728
Computer equipment	20,959	20,378
Vehicles	66,759	64,218
Total	147,386	142,023
Less - accumulated depreciation	(94,705)	(80,554)
Property and equipment, net	$52,681	$61,469

Plants in progress consisted of the following at:

	March 31, 2012	September 30, 2011

PBC plant and leasehold interest in land	$45,766,669	$44,025,213
Century/PTPBI plant and leasehold interest in land	17,375,657	16,739,708
Optimis/PTOTI plant	13,147,194	12,646,932
Total	76,289,520	73,411,853
Less - accumulated impairment losses	(51,099,283)	(49,179,975)
Plants in progress, net	$25,190,237	$24,231,878

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

Debt consisted of the following as of:

	March 31,	September 30,
	2012	2011

Term loan maturing November 7, 2014, payable in monthly installments of $32,000 beginning December 1, 2010, bearing interest at 8.3% as of March 31, 2012.	$1,553,745	$1,291,941
Term loan maturing November 7, 2014, payable in monthly installments of $538,000 beginning January 1, 2011, bearing interest at 8.3% as of March 31, 2012.	25,844,546	23,832,156
Total term loans in default, current	$27,398,291	$25,124,097

Future contractual principal payments on the term loans are as follows:

For the periods ended March 31:
2013	$8,851,862
2014	6,849,573
2015	6,849,573
2016	4,847,283
2017	-
Thereafter	-
Total	$27,398,291

The Company has classified the term loans as a current liability due to the fact that planned principal payments were not made following the end of period ended March 31, 2012. As of the periods ended March 31, 2012, the term loan payable in default was amounted to $11,271,975.

In January 2012, the Bank advances a total of $147,878 to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is accumulated into the total term loan outstanding by the Bank and carrying the same interest rate as the term loan.

The Company incurred interest expense of $1.1 million and $1.0 million during the second quarter ended March 31, 2012 and 2011, respectively.

NOTE 6—STOCKHOLDERS' EQUITY

Common Stock

From October 1, 2010 through September 30, 2011, the Company issued 628,022 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $628,022.

During the second quarter ended March 31, 2012 the Company issued 188,056 shares of its restricted common stock to individuals at $1.00 per share for cash consideration totaling $188,056.

Common Stock Options

The Company’s CEO receives common stock option equal to 5% of all equity transactions, as defined in his employment agreement, including common and preferred stock issuances.  The options have immediate vesting terms and have a contractual life of ten years. The following table outlines common stock options granted to the CEO since inception:

		Exercise price
Date Issued	Options issued	per share	Fair Value

December 31, 2007	3,650,000	$0.10	$319,697
September 5, 2008	6,045,400	$0.07	390,822
September 24, 2008	458,584	$1.00	22,831
September 30, 2009	1,304,968	$1.00	747,765
September 30, 2010	57,850	$1.00	33,150
September 30, 2011	81,740	$1.00	57,813
Six months ended March 31, 2012	9,399	$1.00	$6,648
Total issued since inception	11,607,941		$1,578,726

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants during the second quarter ended March 31, 2011 and the period from October 1, 2006 (Inception) through March 31, 2012:

	March 31, 2012	Inception to March 31, 2012

Weighted average fair value of options granted	$0.71	$0.14
Dividend yield	0%	0%
Weighted average risk-free interest rate	2.13%	1.43%
Weighted average expected volatility	91%	122%
Expected life in years	5	5
Weighted average fair value of common stock	$1.00	$0.19

Compensation expense recognized in the accompanying consolidated statement of operations related to the Employee Options and CEO Options for the second quarter ended March 31, 2012 and 2011 and for the period from October 1, 2006 (inception) through March 31, 2012, were approximately $10,000, $36,000 and $1,464,000, respectively.

The following table summarizes information about common stock options granted, exercised, forfeited, vested and exercisable:

	Options	Weighted- Average Exercise Price

Outstanding at September 30, 2011	14,798,542	$0.21
Granted	9,399	$1.00
Forfeited	-	$-
Exercised	-	-
Options exercisable – March 31, 2012	14,807,941	0.21
Options vested or expected to vest	14,807,941	0.21

The following is a summary of options outstanding and exercisable at March 31, 2012:

		Weighted-Average		Weighted-Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Contractual Life	Exercisable	Contractual Life

$0.07	6,045,400	6.4	6,045,400	6.4
$0.10	6,850,000	5.8	6,850,000	5.8
$1.00	1,912,541	6.9	1,912,541	6.9
$0.20	14,807,941	6.2	14,807,941	6.2

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

The Company reclassified the value of the warrants from paid in capital to derivative liability on October 1, 2009.  The Company used the Black-Scholes option pricing model to determine the fair value of the warrants at the end of each accounting period.  As of March 31, 2012, the fair value of the derivative liability was valued at $156,104, which resulted in other income of $18,513 for the second quarter ended March 31, 2012.

Mandatorily Convertible Preferred Stock

The Company’s restated certificate of incorporation filed on September 18, 2008 authorizes 10,000,000 shares of Preferred Stock with a par value of $0.0001 and a stated value of $10.00.

A summary of the Company’s convertible preferred stockholders is as follows at:

	Shares Held as of:
	March 31, 2012	September 30, 2011

Plant Offshore Group Limited	-	1,017,878
Oilcorp International Limited	-	2,211,166
Well Crown Investments Limited	-	-
Total	-	3,229,044

The holders of the Series A Preferred Stock (“Preferred Stock”) accrue dividends at the rate of 8% per share per annum. Dividends are cumulative, accrue on a quarterly basis commencing one year from the date of issuance (the "Commencement Date") and when declared will be paid with the Company's common stock at a conversion rate of $1.00 per common share.  Dividends will accrue from the commencement date until the preferred shares have been converted into debt or common stock as described below.  If dividends on the Series A Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for common stock. Dividends in arrears do not bear interest. The Company has not declared any dividends on the Series A Preferred Stock outstanding. was All of the accumulated dividends totaling $6,565,638 were converted into common stock in 2012.

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

Effective March 20, 2012, Oilcorp disposed of 100% of the preferred stock and its rights to Well Crown Investments Limited.

Effective March 1, 2012, Plant Offshore Group Limited converted their 1,017,878 shares of the Company preferred stock with the entitled 8% cumulative accrued dividends as of February 29, 2012, into 11,965,875 shares of the Company’s common stock. The conversion is based on the price of $1.00 per common stock as per the preferred stock subscription agreement.

Effective March 31, 2012, Well Crown Investments Limited converted their 2,211,166 shares of the Company preferred stock with the entitled 8% cumulative accrued dividends as of March 31, 2012, into 26,890,203 shares of the Company common stock. The conversion is based on the price of $1.00 per common stock as per the latest common stock subscription’s price and the lack of trading activity during a 10 days period.

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

Advances totaling $25,564 and $24,591 from Plant & Offshore Technology Sdn. Bhd., an indirect subsidiary of Plant Offshore Group Limited (“POGL”), are included in accounts payable, related parties at March 31, 2012 and September 30, 2011, respectively.

Oilcorp is a vendor currently engaged by the Company to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia (see "Note 6 - Stockholders' Equity" for additional information with respect to the terms of the Company's Series A Preferred Stock issued to Oilcorp in exchange for trade payables related to these services). Accounts payable to various subsidiaries of Oilcorp, totaled $70,998 and $68,296 are included in accounts payable, related parties at March 31, 2012 and September 30, 2011, respectively.

Accounts payable, related party in the Company's accompanying balance sheet includes $499,694 and $449,934 of amounts payable to directors or shareholders of Renewable Fuel's consolidating companies as of March 31, 2012 and September 30, 2011, respectively.

Amounts payable to other related parties were $1,203 and $1,153 as of March 31, 2012 and September 30, 2011, respectively.

On February 2, 2010 the Company entered into a share exchange agreement with Dakap Capaian Sdn. Bhd., a company wholly-owned and controlled by two of the Company's shareholder-directors (see "Note 3 – Spin off Plant Biofuels Corporation" for additional information in respect to the transaction). As of March 31, 2012, the Company has accounts receivable totaling $11,995 from Dakap Capaian Sdn. Bhd. related to expenses incurred in connection with the February 2010 share exchange agreement.

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

The following table represents the significant results and financial position by operating segment during the period:

	Second quarter ended	Second quarter ended
	March 31,	March 31,
	2012	2011
Loss before income taxes:
Malaysia	$(1,243,562)	$(1,244,941)
Indonesia	19,665	(24,257)
Corporate (a)	(201,310)	(241,850)
	$(1,425,207)	$(1,511,048)

	As of	As of
	March 31, 2012	September 30, 2011
Assets:
Malaysia	$25,287,543	$24,329,974
Indonesia	20,157	24,885
Corporate (b)	55,742	60,911
	$25,363,442	$24,415,770

(a)
Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the business segments.

NOTE 9—COMMITMENTS AND CONTINGENCIES

On January 18, 2007 PBC entered into an agreement with Oil-Line Engineering & Associates Sdn Bhd ("OLEA"), a subsidiary of Oilcorp, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Malaysia. The contract price indicated a cost of approximately $36 million.  At March 31, 2012 construction on the Kuantan plant was substantially complete.

On March 6, 2007 Optimis entered into an agreement with OLEA, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Indonesia. The contract price indicated a cost of approximately $38 million.  On August 5, 2008 the Company entered into a Supplement Agreement with OLEA to expand the capabilities of the subject plant to accept multiple types of feedstock.   The adjusted contract indicates a cost of approximately $65 million.

On December 12, 2008 Century entered into an agreement with Plant & Offshore Technology Sdn Bhd, an indirect subsidiary of POGL, whereby POGL would provide engineering, procurement and construction management of a 60 MGA, multi-feedstock biodiesel facility in Indonesia.  The contract price indicates a cost of approximately $65 million. On August 23, 2011 the contract has been terminated due to the contract period has expired.

As of March 31, 2012, the Company was not subject to any material legal proceedings.  From time to time, however the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and business partners.  Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company's financial position, operating results or cash flows.

NOTE 10—SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date the financial statements were reviewed.

From April 1, 2012 through May 8, 2012 the Company issued 53,369 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $53,369.  In connection with these transactions the Company's CEO was granted 1,066 shares of common stock and options to acquire 2,668 shares of common stock in accordance with the terms of his employment agreement, which grants him awards of 2% and 5%, respectively, in the event the Company enters into an equity transaction, as defined by his employment agreement.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the second quarter ended March 31, 2012 and 2011.  The discussion also includes subsequent activities up to May 14, 2012. These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following MD&A are quoted in U.S. dollars.

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

Result of Operations

Second Quarter Three Months Ended March 31, 2012 compared to March 31, 2011

During the second quarter three months ended March 31, 2012, we reported revenues of $16,000 mainly from the recognition of consultation services provided, and a net loss attributable to common shareholders of approximately $1.0 million or $0.01 per share, compared to revenue of $82,000 mainly from the recognition of sampling sales of refined glycerine, and a net loss attributable to common shareholders of approximately $1.0 million or $0 .01 per share for second quarter three months ended March 31, 2011. Total costs of sales was approximately $6,000 and $10,000, operating expenses of approximately $0.3 million and $0.4 million of which approximately $92,000 and $104,000 related to payroll and share based compensation related expense and $80,000 and $73,000 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $101,000 and $191,000 during the second quarter three months ended March 31, 2012 and 2011 respectively.

$11,000 reduction in payroll and share based compensation related expense is the result in an approximate saving of $12,000 from the reduction of employee head count and employee compensation, and  an increase in the CEO’s share based compensation related expense resulted in an approximate appreciation of $1,000.

Legal and professional fees paid in previous periods are for mergers and acquisitions and initial preparation of registration statements. This period’s legal and professional fees were increased by approximately $6,000.

During the second quarter three months ended March 31, 2012 and 2011, the Company recognized a net loss attributable to non-controlling interest of approximately $333,096 and $351,694.

During the second quarter three months ended March 31, 2012 and 2011, the Company accrued dividends of approximately $0.56 million and $0.62 million respectively related to 8% preferred stock.

Operating Comparison for the second quarter three months ended:

	March 31, 2012	March 31, 2011	Difference	% Change

Revenue	$16,043	$81,944	$(65,901)	(80.4)
Cost of sales	6,353	9,833	(3,480)	(35.4)
Impairment	-	-	-	-
Payroll	92,151	103,581	(11,430)	(11.0)
Legal & professional	79,763	73,417	6,346	8.6
Other operating expense	101,469	191,496	(90,027)	(18.6)
Other income / (loss)	(557,787)	(484,581)	(73,206)	(15.1)
Net loss attributable to non-controlling interest	(333,096)	(351,694)	18,598	5.3
Dividends on preferred stock	561,636	617,096	(55,460)	(9.0)

Net loss available to common stockholder	$1,050,020	$1,046,366	$3,654	0.4

Six Months Ended March 31, 2012 compared to March 31, 2011

During the  six months ended March 31, 2012, we reported revenues of $128,000 mainly from the recognition of consultation services provided, and a net loss attributable to common shareholders of approximately $2.0 million or $0.01 per share, compared to revenue of $140,000 mainly from the recognition of sampling sales of refined glycerine, and a net loss attributable to common shareholders of approximately $2.1 million or $0 .01 per share for  six months ended March 31, 2011. Total costs of sales was approximately $13,000 and $27,000, operating expenses of approximately $0.5 million and $0.6 million of which approximately $177,000 and $242,000 related to payroll and share based compensation related expense and $160,000 and $166,000 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $157,000 and $230,000 during the  six months ended March 31, 2012 and 2011 respectively.

$64,000 reduction in payroll and share based compensation related expense is the result in an approximate saving of $38,000 from the reduction of employee head count and employee compensation, and  an reduction in the CEO’s share based compensation related expense resulted in an approximate saving of $26,000.

Legal and professional fees paid in previous periods are for mergers and acquisitions and initial preparation of registration statements. This period’s legal and professional fees were reduced by approximately $6,000.

During the  six months ended March 31, 2012 and 2011, the Company recognized a net loss attributable to non-controlling interest of approximately $634,217 and $634,920.

During the  six months ended March 31, 2012 and 2011, the Company accrued dividends of approximately $1.2 million respectively related to 8% preferred stock.

Operating Comparison for the  six months ended:

	March 31, 2012	March 31, 2011	Difference	% Change

Revenue	$128,121	$140,084	$(11,963)	(8.5)
Cost of sales	13,229	26,935	(13,706)	(50.9)
Impairment	-	-	-	-
Payroll	177,072	241,526	(64,454)	(26.7)
Legal & professional	160,021	166,312	(6,291)	(3.8)
Other operating expense	156,593	230,315	(73,722)	(32.0)
Other income / (loss)	(1,046,413)	(986,044)	(60,369)	(6.1)
Net loss attributable to non-controlling interest	(634,217)	(634,920)	703	0.1
Dividends on preferred stock	1,192,445	1,247,905	(55,460)	(4.4)

Net loss available to common stockholder	$1,983,435	$2,124,033	$(140,598)	(6.6)

Liquidity and Capital Resources

The Company has experienced cumulative losses of approximately $63.0 million from October 1, 2006 (inception), through March 31, 2012, and has net negative equity of approximately $3.6 million. As of the date of this report the Company has not commenced operations; rather, it is still in the development stages. Accordingly, our auditors have indicated that this raises substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2012, the Company has raised its $56.1 million of equity through a combination of its initial capitalization, various share exchanges as it acquired its operating subsidiaries and the conversion of $32.3 million of debt for preferred shares with two related party vendors, $7.5 million in advances conversion to equity, and private placements from individual shareholders resulting in actual cash of $4.4 million.  In addition, the Company also borrowed $27.4 million under its credit facility with a Malaysian bank.  These funds have been used to acquire certain capital equipment and infrastructure to support development and implementation of its business plan, payment of salaries and fees of technical and marketing personnel, marketing and promoting activities, working capital and general corporate purposes.  Additional funds will need to be generated by the Company to complete the three biodiesel plants currently under construction and to further support the development of its business model.

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

For the next twelve months, we expect cash needs of up to $6,100,000 to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence operations.  The company’s Term Loan facilities from a financial institution are due for principal and interest repayment beginning December 2010, amounting to $570,000 per month.  As of April 13, 2012, we had $23,856 in cash.  We are funding monthly operations with incremental equity private placements from our shareholders on an as needed basis.  In order to cover our cash needs, we are considering raising additional funds in the form of equity capital, mezzanine financing and/or senior loans through private placements, loan applications or any other alternative approach. If we do not secure these funds, we may be forced to suspend or terminate operations.

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

Cash Flows

Net cash used in operating activities was approximately $332,000 for the second quarter ended March 31, 2012 compared to approximately $271,000 for the same periods in 2011, resulted from the increased of $61,000.

Net cash used in operating activities was approximately $5,094,000 for the period from inception (October 1, 2006), through the second quarter ended March 31, 2012.

Net cash used in investing activities was $0 for the second quarter ended March 31, 2012 and 2011. This mainly due to no additional fixed assets acquired. Net cash gained from investing activities was approximately $17,000 for the period from inception (October 1, 2006) through the second quarter ended March 31, 2012.

Net cash provided by financing activities for the second quarter ended March 31, 2012 was approximately $333,000 compared to $276,000 for the same periods in 2011, and $ 5,000,000 for the period from inception (October 1, 2006), through the second quarter ended March 31, 2012. The majority of the net cash provided by financing activities is from proceeds from common share issuances.

Financing Activities

From October 1, 2011 through March 31, 2012 the Company issued 188,056 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $188,056.

In connection with these transactions the Company's CEO was granted 3,757 shares of common stock and options to acquire 9,399 shares of common stock in accordance with the terms of his employment agreement.

Term Loans Payable

Term Loans in Default

In October 2007, PBC entered into a $22,538,000 facilities agreement (the “Facilities”) with a bank, which provided available borrowings under two individual term loans totaling $19,272,000 and a revolving line with available credit of $3,266,000.  At March 31, 2012, and 2011, $3,266,000 was available under the revolving line of credit; however, any disbursements are restricted for purchases of raw materials and repayable within six months from date of disbursement.  A total of $27,398,291 is outstanding under the Facilities at March 31, 2012and $25,124,097 at September 30, 2011, respectively, which includes two term loans and $0 borrowed under the revolving credit facility.

The term loans under the Facilities bear interest at the bank’s effective costs of funds +1.25% in year one, increasing to +2% in year two and beyond. The bank’s effective cost of fund is 6.30%. Therefore, at March 31, 2012 and 2011, the interest rate for the term loans was 8.3% respectively.  The interest rate for the revolving line of credit is the bank’s cost of funds +2%.  At March 31, 2012 and 2011, the interest rate for the revolving line of credit was 8.3% respectively.

In January 2012, the Bank advances a total of $147,878 to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is accumulated into the total term loan outstanding by the Bank and carrying the same interest rate as the term loan.

The Company has recognized approximately $1.1 million and $1.0 million in interest charges related to the term loans for the second quarter ended March 31, 2012 and 2011, respectively, all of which has been recognized and recorded as interest expense on the PBC plant.  Accrued interest payable at March 31, 2012 and 2011 was approximately $6.4 million and $4.3 million, respectively.  Interest payments will be made with the commencement of monthly installments beginning on each term loans respective date as described above. The term loans under the Facilities are secured by a first priority interest over all existing property, plant and equipment and all assets of PBC.  In addition, the term loans are jointly and severally guaranteed by directors of PBC.

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

Effective March 1, 2012, POGL converted their 1,017,878 shares of the Company preferred stock with the entitled 8% cumulative accrued dividends as of February 29, 2012, into 11,965,875 shares of the Company common stock. The conversion is based on the price of $1.00 per common stock as per the preferred stock subscription agreement.

On July 20, 2009, the Company issued Oilcorp International Limited ("Oilcorp") 2,211,166 shares of its Series A Preferred Stock in exchange for $22,111,660 in trade payables due Oilcorp by the Company.

On March 20, 2012, Oilcorp disposed off the preferred stock and its rights to Well Crown Investments Limited.

Effective March 31, 2012, Well Crown Investments Limited converted their 2,211,166 shares of the Company preferred stock with the entitled 8% cumulative accrued dividends as of March 31, 2012, into 26,890,203 shares of the Company common stock. The conversion is based on the price of $1.00 per common stock as per the latest common stock subscription’s price and the lack of trading activity during a 10 days period.

Off-Balance Sheet Transactions

As of March 31, 2012 and September 30, 2011, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures are effective.

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

We are not aware of any pending or threatened legal proceedings in which we are involved except as follows:

Terence Joseph Peter Daley v. Century Corp. Sdn Bhd, Ng Huat Chai and Oil-Line Engineering & Associates Sdn Bhd, Seremban High Court, Summons No. 22-338-2009.  In 2009, Plaintiff Terence Joseph Peter Daley filed suit against Century Corp, Ng Huat Chai and Oil-Line, Century Corp a subsidiary of BRII, which is a subsidiary of RFC, for denied access to a facilities at a property developed by Century Corp.  By way of background, Century Corp had developed certain parcels of land, and as part of the development, had built a club house for use by owners of the properties, in exchange for payment of certain fees. Subsequently in year 2001 the club house and the said land was transferred to Oil-Line. When the fees were not paid, Oil-Line closed the clubhouse and denied access to the property owners.  The plaintiffs are seeking restoration of the clubhouse to its original condition and usage.  A case management is fixed on September 11, 2012, and full trial is fixed on September 18, 19, and 20, 2012.

It is the opinion of management that this action is not material and has no bearing on the Company’s biodiesel or glycerine business. As such is has not been disclosed in the financial statements.

ITEM1A.  RISK FACTORS

Not required

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from October 1, 2011 through March 31, 2012, the Company sold 188,056 shares of common stock at $1.00 per share to 2 individuals for gross proceeds of $188,056. We sold 120,668 shares to Chin Lai Har non U.S. citizen, for the aggregate consideration $120,668, and 67,388 shares to Maureen Clarin non U.S. citizen, for the aggregate consideration $68,388. Our CEO was granted 3,757 shares of common stock and options to acquire 9,399 shares of common stock.

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

ITEM 6.	EXHIBITS

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Renewable Fuel Corp, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	William Van Vliet	May 14, 2012	/s/ William Van Vliet

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ William Van Vliet	William Van Vliet	Principal Executive Officer and Director	May 14, 2012

/s/ Andy Teo Guan Joo	Andy Teo Guan Joo	Principal Financial Officer and Principal	May 14, 2012
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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