Form 10-Q
period 2012-06-30
Renewable Fuel Corp
filed 2012-08-14
CIK 1455768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	213,141,026

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Balance Sheets
As of June 30, 2012 and September 30, 2011

	June 30,	September 30,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$69,554	$47,913
Trade and other receivables	20,616	8,187
Accounts receivable, related party	11,503	11,538
Inventories	41,613	41,740
Prepaid expenses and other current assets	70,555	13,045
Total current assets	213,841	122,423
Plants in progress, net	24,157,826	24,231,878
Other property and equipment, net	45,313	61,469
Total Assets	$24,416,980	$24,415,770

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities
Trade and other payables	$518,346	$446,555
Accounts payable, related parties (Note 7)	613,147	543,974
Accrued liabilities	321,432	307,233
Current portion of capital leases	8,039	7,053
Derivative liability - fair value of warrants	238,750	174,617
Term notes in default	26,835,075	25,124,097
Total current liabilities	28,534,789	26,603,529
Long-term capital lease obligations	17,410	22,548
Total liabilities	28,552,199	26,626,077

Commitments and contingencies (Note 9)	-	-
Preferred stock (mandatorily convertible and conditionally redeemable)
10,000,000 shares authorized; 0 and 3,229,044 shares outstanding at June 30, 2012 and September 30, 2011, $10 par value liquidation value of $0 and $37,663,633 at June 30, 2012 and September 30, 2011 respectively	-	37,663,633

Shareholders' Deficit
Common stock ($0.0001 par value; 500,000,000 shares authorized;
250,305,824 common shares issued, 213,075,824 outstanding as of June 30, 2012 and 211,120,171 common shares issued, 173,890,171 outstanding as of September 30, 2011)	25,031	21,112
Additional paid-in-capital	62,731,168	23,538,012
Accumulated other comprehensive loss	(484,850)	(498,991)
Accumulated deficit	(63,553,875)	(61,025,871)
Treasury stock, cost
37,230,000 common shares held in treasury as of June 30, 2012 and September 30, 2011	(3,723)	(3,723)
Total Renewable Fuel Corp stockholders' deficit	(1,286,249)	(37,969,461)
Non-controlling interest	(2,848,970)	(1,904,479)
Total shareholders' deficit	(4,135,219)	(39,873,940)
Total Liabilities and Shareholders' Deficit	$24,416,980	$24,415,770

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Operations and Other Comprehensive Loss

	Third Quarter Three Months Ended		Third Quarter Nine Months Ended		Period From Inception October 1,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	2006 to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$47,971	$-	$172,551	$139,767	$311,033

Operating expenses
Cost of materials, shipping and insurance	44,666	9,900	56,774	36,698	116,124
Impairment of plants and land held for sale	-	-	-	-	45,327,147
Payroll and share-based compensation expense	68,135	103,387	242,990	344,215	4,419,637
Legal and professional fees	80,232	59,434	239,536	225,707	2,009,778
Depreciation	5,372	5,642	15,996	16,767	93,652
Other general and administrative expenses	81,860	45,648	224,030	263,939	1,466,910
Total operating expenses	280,265	224,011	779,326	887,326	53,433,248

Loss from operations	(232,294)	(224,011)	(606,775)	(747,559)	(53,122,215)

Other income (expense)
Interest expense	(576,754)	(538,196)	(1,660,884)	(1,552,943)	(6,968,488)
Gain on change in fair value of derivative liability	(82,646)	9,093	(64,133)	22,921	21,140
Other income (loss), net	-	346	51,742	22,864	195,145
Total other income (expense)	(659,400)	(528,757)	(1,673,275)	(1,507,158)	(6,752,203)

Loss before income taxes	(891,694)	(752,768)	(2,280,050)	(2,254,717)	(59,874,418)

Income tax expense	-	-	-	-	-

Net loss	(891,694)	(752,768)	(2,280,050)	(2,254,717)	(59,874,418)

Net loss attributable to non-controlling interest	(329,548)	(295,264)	(944,491)	(925,753)	(2,852,693)

Net loss attributable to Renewable Fuel Corp	(562,146)	(457,504)	(1,335,559)	(1,328,964)	(57,021,725)

Dividends on preferred stock	-	623,953	1,192,445	1,871,858	6,565,638

Net loss available to common stockholders	(562,146)	(1,081,457)	(2,528,004)	(3,200,822)	(63,587,363)

Other comprehensive loss:
Net loss	(891,694)	(752,768)	(2,280,050)	(2,254,717)	(59,874,418)
Currency translation adjustment	195,973	(1,177)	14,141	(21,945)	(484,850)

Comprehensive loss	(695,721)	(753,945)	(2,265,909)	(2,276,662)	(60,359,268)

Net loss attributable to non-controlling interest	(329,548)	(295,264)	(944,491)	(925,753)	(2,852,693)
Comprehensive loss attributable to non-controlling interest	95,714	3,822	7,293	(17,596)	(6,454)
Comprehensive loss attributable to Renewable Fuel Corp	$(461,887)	$(462,503)	$(1,328,711)	$(1,333,313)	$(57,500,121)

Net loss per share available to common stockholders, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(0.39)
Weighted average number of common shares outstanding	213,010,505	173,609,083	188,380,021	173,467,849	161,910,677

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Periods form Inception (October 1, 2006) to June 30, 2012

				Accumulated				Total Renewable
			Additional	other				Fuel Corp	Non-	Total
	Common stock		paid-in-	comprehensive	Accumulated	Treasury stock		Shareholders’	controlling	Shareholders’
	Shares	Amount	capital	loss	Deficit	Shares	Amount	Deficit	Interest	Deficit
Issuance of common shares at inception (October 1, 2006)	2,510,404	$251	$116,962	$-	$-	-	$-	$117,213	$-	$117,213
Issuance of common shares	7,414,445	741	358,121	-	-	-	-	358,862	-	358,862
Net Income	-	-	-	-	58,698	-	-	58,698	-	58,698
Foreign currency translation adjustment	-	-	-	(31,634)	-	-	-	(31,634)	-	(31,634)
Balance at September 30, 2007	9,924,849	992	475,083	(31,634)	58,698	-	-	503,139	-	503,139

Issuance of common shares	110,983,152	11,098	5,518,902	-	-	-	-	5,530,000	-	5,530,000
Acquisition of BRII	80,960,000	8,097	9,512,507	-	-	-	-	9,520,604	-	9,520,604
Share-based compensation	2,601,593	260	600,708	-	-	-	-	600,968	-	600,968
Net loss	-	-	-	-	(963,386)	-	-	(963,386)	-	(963,386)
Foreign currency translation adjustment	-	-	-	(376,712)	-	-	-	(376,712)	-	(376,712)
Balance at September 30, 2008	204,469,594	20,447	16,107,200	(408,346)	(904,688)	-	-	14,814,613	-	14,814,613

Issuance of common shares	3,987,766	399	3,987,367	-	-	-	-	3,987,766	-	3,987,766
Share-based compensation	521,985	52	1,362,455	-	-	-	-	1,362,507	-	1,362,507
Dividends on preferred stock	-	-	-	-	(353,787)	-	-	(353,787)	-	(353,787)
Net loss	-	-	-	-	(50,317,257)	-	-	(50,317,257)	-	(50,317,257)
Foreign currency translation adjustment	-	-	-	(173,518)	-	-	-	(173,518)	-	(173,518)
Balance at September 30, 2009	208,979,345	20,898	21,457,022	(581,864)	(51,575,732)	-	-	(30,679,676)	-	(30,679,676)

Issuance of common shares	1,156,971	116	1,156,855	-	-	-	-	1,156,971	-	1,156,971
Treasury shares	-	-	-	-	-	37,230,000	(3,723)	(3,723)	3,723	-
Share-based compensation	23,141	2	144,583	-	-	-	-	144,585	-	144,585
Shares issued for professional services	300,000	30	299,970	-	-	-	-	300,000	-	300,000
Reclassification of warrants to derivative liability	-	-	(259,890)	-	-	-	-	(259,890)	-	(259,890)
Dividends on preferred stock	-	-	-	-	(2,516,739)	-	-	(2,516,739)	-	(2,516,739)
Net loss	-	-	-	-	(2,600,232)	-	-	(2,600,232)	(708,818)	(3,309,050)
Foreign currency translation adjustment	-	-	-	108,742	-	-	-	108,742	-	108,742
Balance at September 30, 2010	210,459,457	$21,046	$22,798,540	$(473,122)	$(56,692,703)	37,230,000	$(3,723)	$(34,349,962)	$(705,095)	$(35,055,057)
Issuance of common shares	628,022	63	627,959	-	-	-	-	628,022	-	628,022
Share-based compensation	32,692	3	111,513	-	-	-	-	111,516	-	111,516
Dividends on preferred stock	-	-	-	-	(2,502,667)	-	-	(2,502,667)	-	(2,502,667)
Net loss	-	-	-	-	(1,830,501)	-	-	(1,830,501)	(1,199,384)	(3,029,885)
Foreign currency translation adjustment	-	-	-	(25,869)	-	-	-	(25,869)	-	(25,869)
Balance at September 30, 2011	211,120,171	$21,112	$23,538,012	$(498,991)	$(61,025,871)	37,230,000	$(3,723)	$(37,969,461)	$(1,904,479)	$(39,873,940)
Issuance of common shares for cash	323,119	32	323,087	-	-	-	-	323,118	-	323,118
Issuance of common shares for preferred stock conversion	38,856,078	3,886	38,852,192	-	-	-	-	38,856,078	-	38,856,078
Share-based compensation	6,456	1	17,878	-	-	-	-	17,879	-	17,879
Dividends on preferred stock	-	-	-	-	(1,192,445)	-	-	(1,192,445)	-	(1,192,445)
Net loss	-	-	-	-	(1,335,559)	-	-	(1,335,559)	(944,491)	(2,280,050)
Foreign currency translation adjustment	-	-	-	14,141	-	-	-	14,141	-	14,141
Balance at June 30, 2012	250,305,824	$25,031	$62,731,169	$(484,850)	$(63,553,875)	37,230,000	$(3,723)	$(1,2,86,249)	$(2,848,970)	$(4,135,219)

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Cash Flow
For the Periods Ended

	For the Nine Months Ended		Period From Inception October 1, 2006 to
	June 30, 2012	June 30, 2011	June 30, 2012
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(2,280,050)	$(2,254,717)	$(59,874,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,996	16,768	93,652
Impairment of plant and leasehold land	-	-	45,327,147
Non-cash share-based compensation expense	17,879	45,591	2,237,455
Shares issued for legal and professional expenses	-	-	300,000
Bad debt expense	-	-	88
Loss on foreign exchange	-	-	97,640
Interest expense recorded into principal balance of loan	1,645,777	1,541,512	6,958,579
Change in fair value of derivative liability	64,133	(22,921)	(21,140)
Gain (loss) on disposal of investments and other	-	-	(60,088)
Changes in:
Trade and other receivables	(12,549)	(3,073)	57,012
Other current assets	(57,656)	(4,128)	489,745
Inventories	-	9,056	(41,992)
Other assets	-	-	15,528
Trade and other payables	74,698	147,863	(601,481)
Accounts payable, related parties	72,344	97,133	398,584
Accrued liabilities	15,298	(34,180)	(581,996)
Net cash used in operating activities	(444,130)	(461,096)	(5,205,685)

Cash flows from investing activities
Fixed asset additions	-	-	(99,213)
Proceeds from disposal of investments	-	-	116,196
Net cash provided by investing activities	-	-	16,983

Cash flows from financing activities
Advances from shareholders	-	-	7,209,527
Proceeds from loan advance	144,591	-	144,591
Payments to contractors	-	-	(6,822,905)
Cash received in share exchange agreements	-	-	137,157
Payments on capital lease obligations	(4,068)	(4,577)	(30,509)
Proceeds from share issuances	323,119	444,161	4,492,512
Net cash provided by financing activities	463,642	439,584	5,130,373

Net increase (decrease) in cash	19,512	(21,512)	(58,329)
Effect of exchange rate changes	2,129	(2,379)	106,488
Cash, beginning of period	47,913	69,606	21,395
Cash, end of period	$69,554	$45,715	$69,554

Supplemental cash flow information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash investing and financing activities disclosures:
Vehicle financed through capital lease	$-	$-	$41,351
Non-cash plant additions in accounts payable	$-	$-	$16,224,412
Conversion of shareholders advances to common stock	$-	$-	$7,492,530
Net assets acquired in share exchanges	$-	$-	$9,520,525
Conversion of trade payables to preferred stock	$-	$-	$31,283,340
PBC treasury stock exchange agreement	$-	$-	$3,723
Dividends accrued on preferred stock	$1,192,445	$1,871,858	$6,565,638
Fair value of warrants as derivative liability	$-	$-	$259,890
Conversion of preferred stock to common stock	$38,856,078	$-	$38,856,078
Conversion of account payable, related parties to preferred stock	$-	$-	$1,007,100

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Information - Renewable Fuel Corp (A Development Stage Company) is a public reporting entity originally planned to be an integrated producer, blender and distributor of biodiesel and blended fuels. Renewable Fuel Corp ("Renewable Fuel" or the "Company") was incorporated in the State of Nevada on September 11, 2007. Renewable Fuel owns a license to produce biodiesel products in Malaysia and two additional biodiesel licenses in Indonesia. Renewable Fuel Corp anticipates entering the biofuel production and distribution business during fiscal year 2013.

We have incurred losses since inception, have not commenced operations, substantially all of our assets are impaired and our auditors have issued a going concern opinion on our audited financial statements for the most recent fiscal year ended September 30, 2011.

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

We are currently in non-compliance with debt covenants on the term loan facilities of approximately $26.8 million as of June 30, 2012 and have not made any installment repayments beginning with the due date of December 1, 2010. The Company received a statement dated July 11, 2012 from the bank stating the outstanding payable for late installment payments was approximately $12.8 million. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both of the PBC directors.

The Bank has not notified us that we are in default and has not taken any action as a result of default. If the Bank declares a default, which it has the current right to do, the Bank may foreclose on the note as a consequence and we could lose all PBC assets.

The Management of PBC is actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole, including all key industry participants and to find a solution that would cure the distress.

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

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

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

Reclassifications – Certain amounts in prior period financial statements have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on the previously reported financial position or results of operations.

A Development Stage Company - The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of June 30, 2012, Renewable Fuel has not fully commenced operations nor has it received significant revenues from its planned principal operations.

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

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

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

The net loss attributable to non-controlling interest of PBC contributed approximately $0.9 million, $0.9 million and $2.9 million for the nine months ended June 30, 2012, 2011 and from Inception October 1, 2006 to June 30, 2012, respectively from RFC’s 49% ownership in PBC upon its spin-off of the 51% ownership to DCSB on February 2, 2010. (see Note 3: Spin Off of Plant Biofuels Corporation)

Warrants – The Company reviews the key terms of warrants issued, including all conversion rates and down round provisions which protect the holder from changes to the our capitalization or future declines in our share price.

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

The average and closing rates used in the translated of foreign currency amounts are as follow:

	June 30, 2012		June 30, 2011
	Closing Rate USD	Average Rate USD	Closing Rate USD	Average Rate USD
RM	0.3132	0.3137	0.3292	0.3268
1,000 IDR	0.1063	0.1092	0.1161	0.1145

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

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

New Accounting Pronouncements – The following accounting standards which may impact our financial statements were issued as of June 30, 2012. A description of the standards and an assessment of its impact on our financial reporting are noted below:

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

In December 2011, the Financial Accounting Standards Board issued ASU 2011-10: Property, Plant, and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification (Topic 360) which effective for fiscal years and interim period within those years, beginning on or after June 15, 2012 for public entities. Early adoption permitted. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update may impact the accounting for our PBC plant and related term loan.

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

NOTE 2—LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced cumulative losses of $63.6 million from October 1, 2006 (inception) through June 30, 2012, has net negative equity of $4.1 million and has not commenced operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

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

In addition, PBC executed a loan agreement for $18.8 million to recognize advances made by Renewable Fuel to date. This loan is to be paid together with estimated interest of $5.2 million in 48 equal monthly installments, beginning January 1, 2015. The loan balances have been eliminated in the Company’s consolidated financial statements.

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	June 30, 2012	September 30, 2011
Buildings and improvements	$29,608	$29,699
Furniture and equipment	27,638	27,728
Computer equipment	20,296	20,378
Vehicles	64,022	64,218
Total	141,564	142,023
Less - accumulated depreciation	(96,251)	(80,554)
Property and equipment, net	$45,313	$61,469

Plants in progress consisted of the following at:

	June 30, 2012	September 30, 2011
PBC plant and leasehold interest in land	$43,890,889	$44,025,213
Century/PTPBI plant and leasehold interest in land	16,668,442	16,739,708
Optimis/PTOTI plant	12,608,346	12,646,932
Total	73,167,677	73,411,853
Less - accumulated impairment losses	(49,009,851)	(49,179,975)
Plants in progress, net	$24,157,826	$24,231,878

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

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

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

Debt consisted of the following as of:

	June 30,	September 30,
	2012	2011
Term loan maturing November 7, 2014, payable in monthly installments of $32,000 beginning December 1, 2010, bearing interest at 8.3% as of June 30, 2012.	$1,521,686	$1,291,941
Term loan maturing November 7, 2014, payable in monthly installments of $527,000 beginning January 1, 2011, bearing interest at 8.3% as of June 30, 2012.	25,313,389	23,832,156
Total term loans in default, current	$26,835,075	$25,124,097

Future contractual principal payments on the term loans are as follows:

For the periods ended June 30:
2013	$10,198,679
2014	6,708,769
2015	6,708,769
2016	3,218,858
2017	-
Thereafter	-
Total	$26,835,075

The Company has classified the term loans as a current liability due to the fact that planned principal payments were not made following the end of period ended June 30, 2012. As of the periods ended June 30, 2012, the term loan payable in default amounted to $12,158,478.

In January 2012, the Bank advanced a total of $144,591 to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is accumulated into the total term loan outstanding by the Bank and carrying the same interest rate as the term loan.

The Company incurred interest expense of $1.7 million and $1.6 million during the nine months ended June 30, 2012 and 2011, respectively.

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6—STOCKHOLDERS' EQUITY

Common Stock

From October 1, 2010 through September 30, 2011, the Company issued 628,022 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $628,022.

During the nine months ended June 30, 2012 the Company issued 323,119 shares of its restricted common stock to individuals at $1.00 per share for cash consideration totaling $323,119.

Common Stock Options

The Company’s CEO receives common stock option equal to 5% of all equity transactions, as defined in his employment agreement, including common and preferred stock issuances. The options have immediate vesting terms and have a contractual life of ten years. The following table outlines common stock options granted to the CEO since inception:

		Exercise price
Date Issued	Options issued	per share	Fair Value
December 31, 2007	3,650,000	$0.10	$319,697
September 5, 2008	6,045,400	$0.07	390,822
September 24, 2008	458,584	$1.00	22,831
September 30, 2009	1,304,968	$1.00	747,765
September 30, 2010	57,850	$1.00	33,150
September 30, 2011	81,740	$1.00	57,813
Nine months ended June 30, 2012	16,150	$1.00	$11,422
Total issued since inception	11,614,692		$1,583,500

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants during the nine months ended June 30, 2012 and the period from October 1, 2006 (Inception) through June 30, 2012:

	June 30, 2012	Inception to June 30, 2012
Weighted average fair value of options granted	$0.71	$0.14
Dividend yield	0%	0%
Weighted average risk-free interest rate	2.13%	1.43%
Weighted average expected volatility	91%	122%
Expected life in years	5	5
Weighted average fair value of common stock	$1.00	$0.19

Compensation expense recognized in the accompanying consolidated statement of operations related to the Employee Options and CEO Options for the nine months ended June 30, 2012 and 2011 and for the period from October 1, 2006 (inception) through June 30, 2012, were approximately $18,000, $46,000 and $2,237,000, respectively.

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information about common stock options granted, exercised, forfeited, vested and exercisable:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2011	14,798,542	0.21
Granted	16,150	1.00
Forfeited	-	-
Exercised	-	-
Options exercisable – June 30, 2012	14,814,692	$0.21
Options vested or expected to vest	14,814,692	$0.21

On July 20, 2012, the Company extended the term of options issued prior to July 20, 2012 an additional three (3) years from the date of vesting. As a result, the Company will record approximately $1.1 million of stock based compensation during the fourth quarter of fiscal 2012.

The following is a summary of options outstanding and exercisable at June 30, 2012:

		Weighted-Average		Weighted-Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Contractual Life	Exercisable	Contractual Life
$0.07	6,045,400	9.2	6,045,400	9.2
$0.10	6,850,000	8.5	6,850,000	8.5
$1.00	1,919,292	9.6	1,919,292	9.6
$0.20	14,814,692	8.9	14,814,692	8.9

Common Stock Warrants

On February 20, 2009, the Company issued a warrant to purchase 600,000 shares of the Company's common stock, to an individual as compensation for services rendered in connection with equity capital raising activities. Under the warrant the holder may purchase up to 600,000 shares of common stock for $1.00 per share. Holders of the Company's common stock warrants are generally protected from anti-dilution by adjustments for any stock dividends, stock splits, combinations or other recapitalization. On July 20, 2012 the Company extended the warrant expiration date for an additional three (3) years.

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

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

The Company reclassified the value of the warrants from paid in capital to derivative liability on October 1, 2009. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants at the end of each accounting period. As of June 30, 2012, the fair value of the derivative liability was valued at $238,750, which resulted in other expense of $64,133 for the nine months ended June 30, 2012.

Mandatorily Convertible Preferred Stock

The Company’s restated certificate of incorporation filed on September 18, 2008 authorizes 10,000,000 shares of Preferred Stock with a par value of $0.0001 and a stated value of $10.00.

A summary of the Company’s convertible preferred stockholders is as follows at:

	Shares Held as of:
	June 30, 2012	September 30, 2011
Plant Offshore Group Limited	-	1,017,878
Oilcorp International Limited	-	2,211,166
Well Crown Investments Limited	-	-
Total	-	3,229,044

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

Effective March 20, 2012, Oilcorp disposed off 100% of the preferred stock and its rights to Well Crown Investments Limited.

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

NOTE 7—RELATED PARTY TRANSACTIONS

The Company has significant contracts with subsidiaries which are also common stockholders to construct its biodiesel plants (see "Note 9 - Commitments and Contingencies" for additional information regarding these contracts). Cash flows remitted by the Company to the contractors are treated as financing in nature given the significant lag time between the timing of work completed, and the payment or conversion of outstanding billings.

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

Advances totaling $24,516 and $24,591 from Plant & Offshore Technology Sdn. Bhd., an indirect subsidiary of Plant Offshore Group Limited (“POGL”), are included in accounts payable, related parties at June 30, 2012 and September 30, 2011, respectively.

Oilcorp is a vendor currently engaged by the Company to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia (see "Note 6 - Stockholders' Equity" for additional information with respect to the terms of the Company's Series A Preferred Stock issued to Oilcorp in exchange for trade payables related to these services). Accounts payable to various subsidiaries of Oilcorp, totaled $68,088 and $68,296 are included in accounts payable, related parties at June 30, 2012 and September 30, 2011, respectively.

Accounts payable, related party in the Company's accompanying balance sheet includes $519,379 and $449,934 of amounts payable to directors or shareholders of Renewable Fuel's consolidating companies as of June 30, 2012 and September 30, 2011, respectively.

Amounts payable to other related parties were $1,164 and $1,153 as of June 30, 2012 and September 30, 2011, respectively.

On February 2, 2010 the Company entered into a share exchange agreement with Dakap Capaian Sdn. Bhd., a company wholly-owned and controlled by two of the Company's shareholder-directors (see "Note 3 – Spin off Plant Biofuels Corporation" for additional information in respect to the transaction). As of June 30, 2012, the Company has accounts receivable totaling $11,503 from Dakap Capaian Sdn. Bhd. related to expenses incurred in connection with the February 2010 share exchange agreement.

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

The following table represents the significant results and financial position by operating segment during the period:

	Nine months ended	Nine months ended
	June 30,	June 30,
	2012	2011
Loss before income taxes:
Malaysia	$(1,851,943)	$(1,815,202)
Indonesia	6,432	(42,585)
Corporate (a)	(434,539)	(396,960)
	$(2,280,050)	$(2,254,717)

	As of	As of
	June 30, 2012	September 30, 2011
Assets:
Malaysia	$24,311,670	$24,329,974
Indonesia	16,867	24,885
Corporate (b)	88,443	60,911
	$24,416,980	$24,415,770

Renewable Fuel Corp
Notes to Consolidated Financial Statements
(Unaudited)

(a)
Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the business segments.

NOTE 9—COMMITMENTS AND CONTINGENCIES

On January 18, 2007 PBC entered into an agreement with Oil-Line Engineering & Associates Sdn Bhd ("OLEA"), a subsidiary of Oilcorp, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Malaysia. The contract price indicated a cost of approximately $36 million. At June 30, 2012 construction on the Kuantan plant was substantially complete.

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

As of June 30, 2012, the Company was not subject to any material legal proceedings. From time to time, however the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and business partners. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company's financial position, operating results or cash flows.

NOTE 10—SUBSEQUENT EVENTS

From July 1, 2012 through August 3, 2012 the Company issued 63,924 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $63,924. In connection with these transactions the Company's CEO was granted 1,278 shares of common stock and options to acquire 3,195 shares of common stock in accordance with the terms of his employment agreement, which grants him awards of 2% and 5%, respectively, in the event the Company enters into an equity transaction, as defined by his employment agreement.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the nine months ended June 30, 2012 and 2011. The discussion also includes subsequent activities up to August 14, 2012. These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following MD&A are quoted in U.S. dollars.

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

Result of Operations

Third Quarter Three Months Ended June 30, 2012 compared to June 30, 2011

During the third quarter three months ended June 30, 2012, we reported revenues of $48,000 mainly from the recognition of consultation services provided, and a net loss attributable to common shareholders of approximately $0.6 million or $0.00 per share, compared to revenue of $0, and a net loss attributable to common shareholders of approximately $1.1 million or $0 .01 per share for third quarter three months ended June 30, 2011. Total costs of sales was approximately $45,000 and $10,000, operating expenses of approximately $0.3 million and $0.2 million of which approximately $68,000 and $103,000 related to payroll and share based compensation related expense and $80,000 and $59,000 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $87,000 and $51,000 during the third quarter three months ended June 30, 2012 and 2011 respectively.

$35,000 reduction in payroll and share based compensation related expense is the result in an approximate saving of $33,000 from the reduction of employee head count and employee compensation, and an decrease in the CEO’s share based compensation related expense resulted in an approximate reduction of $2,000.

Legal and professional fees paid in previous periods are for mergers and acquisitions and initial preparation of registration statements. This period’s legal and professional fees were increased by approximately $21,000.

During the third quarter three months ended June 30, 2012 and 2011, the Company recognized a net loss attributable to non-controlling interest of approximately $329,548 and $295,264.

During the third quarter three months ended June 30, 2012 and 2011, the Company accrued dividends of $0 and approximately $0.62 million respectively related to 8% preferred stock. The reduction in dividend is a result of the conversion of the preferred stock to common stock.

Operating Comparison for the third quarter three months ended:

	June 30, 2012	June 30, 2011	Difference	% Change
Revenue	$47,971	$-	$47,971	-
Cost of sales	44,666	9,900	34,766	351.2
Impairment	-	-	-	-
Payroll	68,135	103,387	(35,252)	(34.1)
Legal & professional	80,232	59,434	20,798	35.0
Other operating expense	87,232	51,290	35,942	70.1
Other income / (loss)	(659,400)	(528,757)	130,643	24.7
Net loss attributable to non-controlling interest	(329,548)	(295,264)	34,284	11.6
Dividends on preferred stock	-	623,953	(623,953)	(100.0)

Net loss available to common stockholder	$562,146	$1,081,457	$(519,311)	(48.0)

Third Quarter Nine Months Ended June 30, 2012 compared to June 30, 2011

During the third quarter nine months ended June 30, 2012, we reported revenues of $173,000 mainly from the recognition of consultation services provided, and a net loss attributable to common shareholders of approximately $2.5 million or $0.01 per share, compared to revenue of $140,000 mainly from the recognition of sampling sales of refined glycerine, and a net loss attributable to common shareholders of approximately $3.2 million or $0 .02 per share for third quarter nine months ended June 30, 2011. Total costs of sales was approximately $57,000 and $37,000, operating expenses of approximately $0.7 million and $0.9 million of which approximately $243,000 and $344,000 related to payroll and share based compensation related expense and $240,000 and $226,000 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $240,000 and $281,000 during the third quarter nine months ended June 30, 2012 and 2011 respectively.

$101,000 reduction in payroll and share based compensation related expense is the result in an approximate saving of $73,000 from the reduction of employee head count and employee compensation, and an reduction in the CEO’s share based compensation related expense resulted in an approximate saving of $28,000.

Legal and professional fees paid in previous periods are for mergers and acquisitions and initial preparation of registration statements. This period’s legal and professional fees were increased by approximately $14,000.

During the third quarter nine months ended June 30, 2012 and 2011, the Company recognized a net loss attributable to non-controlling interest of approximately $944,491 and $925,753.

During the third quarter nine months ended June 30, 2012 and 2011, the Company accrued dividends of approximately $1.2 million and $1.9 million respectively related to 8% preferred stock. The reduction is a result of the conversion of the preferred stock to common stock.

Operating Comparison for the third quarter nine months ended:

	June 30, 2012	June 30, 2011	Difference	% Change
Revenue	$172,551	$139,767	$32,784	23.5
Cost of sales	56,774	36,698	20,076	54.7
Impairment	-	-	-	-
Payroll	242,990	344,215	(101,225)	(29.4)
Legal & professional	239,536	225,707	13,829	6.1
Other operating expense	240,026	280,706	(40,680)	(14.5)
Other income / (loss)	(1,673,275)	(1,507,158)	166,117	11.0
Net loss attributable to non-controlling interest	(944,491)	(925,753)	18,738	2.0
Dividends on preferred stock	1,192,445	1,871,858	(679,413)	(36.3)

Net loss available to common stockholder	$2,528,004	$3,200,822	$(672,818)	(21.0)

Liquidity and Capital Resources

The Company has experienced cumulative losses of approximately $63.6 million from October 1, 2006 (inception), through June 30, 2012, and has net negative equity of approximately $4.1 million. As of the date of this report the Company has not commenced operations; rather, it is still in the development stages. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2012, the Company has raised its $56.2 million of equity through a combination of its initial capitalization, various share exchanges as it acquired its operating subsidiaries and the conversion of $32.3 million of debt for preferred shares with two related party vendors, $7.5 million in advances conversion to equity, and private placements from individual shareholders resulting in actual cash of $4.5 million. In addition, the Company also borrowed $26.8 million under its credit facility with a Malaysian bank. These funds have been used to acquire certain capital equipment and infrastructure to support development and implementation of its business plan, payment of salaries and fees of technical and marketing personnel, marketing and promoting activities, working capital and general corporate purposes. Additional funds will need to be generated by the Company to complete the three biodiesel plants currently under construction and to further support the development of its business model.

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

For the next twelve months, we expect cash needs of up to $6,100,000 to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence operations. The company’s Term Loan facilities from a financial institution are due for principal and interest repayment beginning December 2010, amounting to $559,000 per month. As of July 13, 2012, we had $25,714 in cash. We are funding monthly operations with incremental equity private placements from our shareholders on an as needed basis. In order to cover our cash needs, we are considering raising additional funds in the form of equity capital, mezzanine financing and/or senior loans through private placements, loan applications or any other alternative approach. If we do not secure these funds, we may be forced to suspend or terminate operations.

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

Cash Flows

Net cash used in operating activities was approximately $444,000 for the nine months ended June 30, 2012 compared to approximately $461,000 for the same periods in 2011. Which is a result of the net loss offset by non cash interest accrued.

Net cash used in operating activities was approximately $5,206,000 for the period from inception (October 1, 2006), through the nine months ended June 30, 2012.

Net cash used in investing activities was $0 for the nine months ended June 30, 2012 and 2011. This mainly due to no additional fixed assets acquired. Net cash gained from investing activities was approximately $17,000 for the period from inception (October 1, 2006) through the nine months ended June 30, 2012.

Net cash provided by financing activities for the nine months ended June, 2012 was approximately $464,000 compared to $440,000 for the same periods in 2011, and $ 5,130,000 for the period from inception (October 1, 2006) through the nine months ended June 30, 2012. The majority of the net cash provided by financing activities is from proceeds from common share issuances.

Financing Activities

From October 1, 2011 through June 30, 2012 the Company issued 323,119 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $323,119.

In connection with these transactions the Company's CEO was granted 6,456 shares of common stock and options to acquire 16,150 shares of common stock in accordance with the terms of his employment agreement.

Term Loans Payable

Term Loans in Default

In October 2007, PBC entered into a $21,614,000 facilities agreement (the “Facilities”) with a bank, which provided available borrowings under two individual term loans totaling $18,482,000 and a revolving line with available credit of $3,132,000. At June 30, 2012, and 2011, $3,132,000 was available under the revolving line of credit; however, any disbursements are restricted for purchases of raw materials and repayable within six months from date of disbursement. A total of $26,835,075 is outstanding under the Facilities at June 30, 2012 and $25,124,097 at September 30, 2011, respectively, which includes two term loans and $0 borrowed under the revolving credit facility.

The term loans under the Facilities bear interest at the bank’s effective costs of funds +1.25% in year one, increasing to +2% in year two and beyond. The bank’s effective cost of fund is 6.30%. Therefore, at June 30, 2012 and 2011, the interest rate for the term loans was 8.3% respectively. The interest rate for the revolving line of credit is the bank’s cost of funds +2%. At June 30, 2012 and 2011, the interest rate for the revolving line of credit was 8.3% respectively.

In January 2012, the Bank advances a total of $147,878 to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is accumulated into the total term loan outstanding by the Bank and carrying the same interest rate as the term loan.

The Company has recognized approximately $1.7 million and $1.6 million in interest charges related to the term loans for the nine months ended June 30, 2012 and 2011, respectively, all of which has been recognized and recorded as interest expense on the PBC plant. Accrued interest payable at June 30, 2012 and 2011 was approximately $7.0 million and $4.8 million, respectively. Interest payments will be made with the commencement of monthly installments beginning on each term loans respective date as described above. The term loans under the Facilities are secured by a first priority interest over all existing property, plant and equipment and all assets of PBC. In addition, the term loans are jointly and severally guaranteed by directors of PBC.

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

Off-Balance Sheet Transactions

As of June 30, 2012 and September 30, 2011, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from October 1, 2011 through June 30, 2012, the Company had sold 323,119 shares of common stock at $1.00 per share to 2 individuals for gross proceeds of $323,119. We sold 120,668 shares to Chin Lai Har non U.S. citizen, for the aggregate consideration $120,668, and 202,451 shares to Maureen Clarin non U.S. citizen, for the aggregate consideration $202,451. Our CEO was granted 6,456 shares of common stock and options to acquire 16,150 shares of common stock.

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
___________________
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Fuel Corp, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	William Van Vliet	August 14, 2012	/s/ William Van Vliet

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ William Van Vliet	William Van Vliet	Principal Executive Officer and Director	August 14, 2012

/s/ Andy Teo Guan Joo	Andy Teo Guan Joo	Principal Financial Officer and Principal	August 14, 2012
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

___________________
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections