Form 10-K
period 2012-09-30
Renewable Fuel Corp
filed 2013-01-17
CIK 1455768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2012

Commission File No. 333-170542

Renewable Fuel Corp
(Exact name of registrant as specified in its charter)

Nevada	2860	26-0892819
(State or Other Jurisdiction of Incorporation or Organization)	(SIC Code)	(I.R.S. Employer Identification Number)

7251 WEST LAKE MEAD BOULEVARD SUITE 300
LAS VEGAS, NEVADA 89128
(Address of Principal Executive Offices including Zip Code)

702-989-8978
(Registrant's Telephone Number, including are code)

Securities registered under Section 12(b) of the Exchange Act: None

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during thaw preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of March 31, 2012, there was no market for the registrant’s Common Stock. As of January 15, 2013, 213,282,443 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

TABLE OF CONTENTS

PART I

CAUTIONARY STATEMENT

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. Those statements appear in a number of places in this Form 10-K and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Corporation, its directors or its officers with respect to, among other things: (i) the Corporation's liquidity and capital resources; (ii) its financing opportunities and plans and (iii) its future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability of the Corporation to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability of the Corporation to successfully develop its products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on the Corporation's continued positive cash flow and ability to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Corporation to successfully conduct its business in new markets; and (vii) other risks including those identified in the Corporation's filings with the SEC. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Summary Information and Risk Factors" and elsewhere in this Report.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2012 and 2011.  The discussion also includes subsequent activities up to January 15, 2013. These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following MD&A are quoted in U.S. dollars.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

Renewable Fuel Corp (A Development Stage Company) is a publicly held entity created as an integrated producer, blender and distributor of biodiesel and glycerine. We intend to initially develop glycerine and biodiesel when financing is in place to complete the Malaysian plant, acquire feedstock and commence operations.

Through Plant Biofuel Corporation Sdn Bhd (“PBC”), we own a biodiesel and glycerine production plant which when completed and fully operational has an anticipated production capacity of thirty million gallons per year on a 24-hour operating basis. The plant is currently in the final stages of preparation to produce biodiesel and technical grade refined glycerine.  Upon start up of the plant we will be able to manufacture 800 metric tonnes per month of glycerine. The facility consists of three major process plants:  pre-treatment plant, biodiesel plant, and glycerine refining plant. It will be able to produce high-quality biodiesel that complies with the strict European (EN14214) and American (ASTM 6751) biodiesel specifications from a combination of feedstocks including Crude Palm Oil (“CPO”), tallow and Jatropha or other waste vegetable oils. The plant will also be capable of processing and refining U.S. Pharmaceutical Grade (USP) and technical grade glycerin, from crude glycerine which is a bi-product of the biodiesel refining process.  The plant, which has a biodiesel manufacturing license from the Ministry of International Trade and Industry of Malaysia, is expected to commence operation and deliver products to customers in the calendar year 2013.

Through Bio Refining Industries Inc (“BRII”), we have two biodiesel production licenses from Badan Koordinasi Penanaman Modal (“BKPM”) in Indonesia, which enable us through subsidiaries to own, construct and operate two biodiesel plants in Indonesia. The licenses expired on August 4, 2011 for the Century Corp Sdn Bhd (“Century”) subsidiary and on August 30, 2012 for Optimis Teguh Sdn Bhd (“Optimis”) subsidiary, respectively. Each facility has complete engineering documentation and no significant additional work will be done until sufficient construction financing is procured and there is  no such financing identified at this time.  Accordingly, there is no assurance that these plants will ever be constructed or become operational.  We believe that if the Indonesian plants were completed we would be able to obtain an extension or renewal of the licenses.

Company management evaluates the appropriateness of the carrying amounts of its long-lived assets when indicators of impairment are deemed to exist.  In accordance with these policies, previous valuation of our plants under construction, as well as land, for possible impairment was based on a number of factors including appraisals, comparable valuations, the original investment amount, discounted cash flow models, as well as current and projected operating performance.

Biodiesel

Biodiesel can be defined as “a diesel fuel obtained by the esterification of oil (triglycerides) derived from plants or animals” (International Fuel Standard Biodiesel). Esterification is the conversion of a compound into an ester by a reaction between an acid and an alcohol with the elimination of a molecule of water. In the production of biodiesel, triglycerides (organic fatty acids) are mixed with alcohol in the presence of a catalyst (sodium hydroxide) to produce biodiesel and glycerin. Although biodiesel can be run in any diesel engine as a neat fuel (B100), biodiesel is likely to be blended with diesel fuel for several reasons, including:

1.	Higher production costs and lower production volume potential;
2.	Concerns that running on B100 can result in fuel gelling problems in very cold weather; and
3.	Acceptance by many diesel engine manufacturers of a 20% blend (B-20) vs a 100% biodiesel.

Biodiesel is a biodegradable, nontoxic alternative fuel produced from multiple types of vegetable oil and other feedstocks. Biodiesel performs comparably to petroleum diesel, in vehicle, construction, marine, power generation and home heating oil applications. Biodiesel can be used as a direct replacement for diesel and can also be blended with diesel. In comparison to ethanol, which is used primarily as an oxygenate that typically replaces up to 10% of gasoline, biodiesel can be used as a direct replacement for diesel at levels up to 100% (in some instances such use may require minor engine modifications).

Production

We plan to produce and supply pure B100, which is 100% biodiesel, or blend the B100 into various biodiesel blends such as B2, B5 and B10, where B(x) refers to the percentage of biodiesel being blended with diesel fuel, before supplying to markets in the US, Europe, Asia and South America. With respect to our biodiesel products, we anticipate that we will be able to directly source lower cost feedstocks such as tallow (rendered animal fats and oils), waste vegetable oils and virgin oils such as CPO which is produced in the areas near our production plant in Malaysia and planned facilities in Indonesia, as opposed to higher cost feedstocks such as Rapeseed, Soy and Canola Oil being used by other biofuel producers. CPO is a commodity that is traded on the Chicago Board of Trade and in Malaysia, and we can buy it at market when our facilities are ready to begin biodiesel production. There can be no guarantee that the price for feedstocks (animal fats and waste vegetable oil) at that time will be low enough for us to make a profit by shipping our biodiesel to markets in the US, Europe and Asia at competitive prices. We plan to negotiate six month and one year purchase agreements with regional producers and suppliers but we do not have any contracts, agreements or commitments in place at this time. However, we are actively pursuing such agreements and have been acquiring feedstock samples for testing to determine the optimal feedstock and or feedstock combinations that will provide the best product with the lowest input costs resulting in the most competitive product pricing to attract market share.

Glycerine

Glycerin is a byproduct of the manufacture of biodiesel and is part of the transesterification of vegetable oils and fats.  As such, the product represents approximately 10% of the production result in the manufacture of biodiesel.  The product is used around the world as a versatile and popular chemical component in thousands of diverse products. Because there is constant demand for this product in a wide array of markets and industries, RFC is developing markets and customers to sell glycerine in the US, Europe and select global markets.

RFC currently has letters of intent for the purchase of all production of tech grade refined glycerine from our plant in Kuantan; we anticipate delivery of this product in the calendar year 2013.

Malaysian Production Plant

On January 18, 2007 PBC entered into an agreement with Oil-Line Engineering & Associates Sdn Bhd ("OLEA"), a subsidiary of Oilcorp, whereby OLEA would provide engineering, procurement and construction management of a 30 MGA, CPO feedstock biodiesel facility in Malaysia on a turnkey project basis.  The total cost of the Kuantan plant was approximately $45.5 million.  As of December 31, 2010 construction on the Kuantan plant was substantially complete and available for glycerine production.  As a result of the impairment analysis in fiscal year 2009, the Kuantan plant has been written down to $25.4 million at September 30, 2012.

For the next twelve months, we expect additional financing needs of up to $50 million to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence revenue generating operations.

Our Malaysian biodiesel plant is located on an 11 acre site in the Gebeng Industrial Estate, adjacent to the Kuantan Port in Pahang. It is within close proximity to the world class Kuantan Port Complex. This industrial estate is Pahang’s main petrochemical and palm oil related products cluster and houses domestic and multinational companies with a sufficient and undisrupted supply of electricity and water and backed by good rail and road services.

This particular site is logistically well situated, capable of handling large volumes of feedstock and finished product, with close proximity to port access for vessel loading and offloading. The port is also strategically located with direct access via South China Sea, and passage to the fast growing markets in East Asia and the Pacific regions. Also, this port is connected to the Gebeng Industrial Estate via a common pipe rack facility for transportation of raw materials and finished goods.

Planned Indonesian Production Plants

We have two biodiesel production licenses from BKPM in Indonesia, which enable us through our subsidiaries to own, construct and operate two biodiesel plants in Indonesia. The land for each facility is adjacent to the other, enabling RFC to combine certain operations and use of assets to potentially reduce cost through sharing resources like a jetty.

Our plants will be sited in Kelurahan Guntung, Dumai, in the Province of Riau. Our plants will have access to a sea front and be equipped with a jetty. We have selected this site because it has a sea front and is strategically located at the international shipping route and near to Dumai Town in the Riau Province, Sumatera Island, Indonesia and is strategically located across the Rupat-Straits of Riau.  In addition, there is an abundant supply of feedstock and raw materials within the vicinity.

Constructions of these plants are currently not anticipated until the Kuantan plant is operating and construction financing is available.

Sources of Raw Material and Availability

Feedstocks

The choice of fats and oils for biodiesel production largely depends on strategic availability and affordability: Western Europe - rapeseed oil, the US - refined soybean oil, South East Asian countries such as Malaysia and Indonesia – palm kernel and palm seed oil.  Tallow from rendered chicken and other processed fats is also available throughout the world, including SE Asia and China. Additionally, governmental decisions can affect the choice of feedstock.   Currently most of the world’s biodiesel production is from semi-refined vegetable oils such as rapeseed oil, soybean oil and palm oil, and various other fats such as tallows, used cooking oil and greases. Each of the alternative feedstocks can produce biodiesel with different characteristics that may or may not meet local government specifications.

Feedstock such as palm oil and soy are also used in the food industry and as such biodiesel production competes for their supply. This competition can increase prices and limit supply which can be viewed negatively, so in order not be locked into competing for food-based feedstocks and due to preprocessing capabilities we are able to use, acquire and blend non-food based alternatives such as jatropha and tallow, in the production of our biodiesel.

The Kuantan plant, built utilizing technology provided by Desmet Ballestra (“Desmet”), has a preprocessing unit that allows the use of multiple-feedstocks, and that capability enables our Research and Development group (Research Fuel Corp Sdn Bhd, RFC's subsidiary in Kuala Lumpur, Malaysia) to utilize a blend of available tallows combined with other regional oils that achieves a unique balance of product quality while maximizing margins for our finished goods.  When comparing the current market for oil seed biodiesels to the cost inputs of our regional tallow providers, we believe that our price advantage could be improved by up to 40% over currently available oilseed based biodiesel compared to current biodiesel market pricing. Instead of relying upon the volatile oilseed feedstock commodity market, we can contract tallow for a blend feedstock at a fixed price per MT on an annual basis, and the combination will be mixed and refined in our plant. The finished product will be brought to the market as Fatty Acid Methyl Ester (“FAME”), a generic form of biodiesel that we have determined achieves higher quality finished product specifications than a CPO only feedstock for instance. Because our product will be made predominately from waste material and non-food sourced feedstock, we will also be producing a sustainable biodiesel.

Although we have held preliminary discussions concerning acquiring CPO and alternative tallow-based feedstocks from regional suppliers, we have no contracts, agreements or commitments in place at this time. We believe that the combined capacities of these suppliers or alternative available suppliers will be able to meet our production requirement per annum.

Distribution

Generally, ULSD and B100 biodiesel are blended or B100 biodiesel is sold unblended and is then blended by the customer based on their individual requirements. We intend to distribute to customers either FOB at our port facility in Kuantan or through tanker delivery at specified port locations via CIF “Cost, Insurance and Freight” arrangements. CIF is a trade term requiring the seller to arrange for the carriage of goods by sea to a port of destination, and provide the buyer with the documents necessary to obtain the goods from the carrier.

We anticipate that our biodiesel will be shipped from Kuantan, Malaysia or Dumai, Indonesia to US locations including Houston, New York, and New Orleans, European ports such as Rotterdam and to Asian and South American markets as well.

We intend to expand the distribution reach of our biodiesel and blended fuels by leasing storage facilities in strategic ports and adding blending and distribution capability in selected US and global markets which will allow us to store and blend biodiesel and directly distribute to end- user customers. We do not currently have any such agreements in place and do not have a timeline for this activity.

The biodiesel products produced by the Malaysian and Indonesian plants will be logistically compatible with the current US distribution facilities servicing the oil and gas industry.  This includes seaport, common carrier pipeline, transportation and storage facilities. As of the date of this filing, we have no agreements with independent tank farm operators to store our biodiesel and blended fuels for customers in the wholesale, fleet and retail markets.

Markets and Marketing

Our target markets for biodiesel are broadly categorized into wholesale, fleet and retail, which include fuel distributors, jobbers, blenders, industrial users, fleet operators, retail fuel station operators, as well as federal, state and local governments. We intend to use our US based sales team to enter into term contracts with these buyers, but to date we have no contracts in place.

The target markets for glycerine are broadly categorized as distributors, manufacturer and other buyers or users of refined glycerine products.  We intend to use our US based sales team to enter into term agreements with these buyers, to date we have multiple letters of intent to buy our tech grade refined glycerine and are working towards deliver to fulfill the customer demand.

To help sell and market our products we have as  objectives   to create awareness and build visibility and incent sales , promote our brand name and products, and where possible support to the mission of the biodiesel industry and its trade organizations which seek to promote and build demand for the use of biodiesel globally. Our key marketing strategies are as follows:

●	Promote broad-based adoption of biodiesel

o
We plan to participate in numerous trade organizations and conferences and conduct various other public relations activities to promote the adoption of biodiesel globally. In addition, we plan to help promote and support new renewable fuel standards for the industry and lobby the appropriate government agencies regarding the benefits of biodiesel and encourage policies that support its use.

●	Select strategic distribution sites to base our sales, marketing and distribution efforts

o
We intend to select distribution sites that are strategic to our ability to favorably secure sales and distribution of our biodiesel, blended fuels and glycerin. The sites selected for our facilities will be located near producers of ULSD, users of biodiesel and blended fuels and/or are near domestic and international fuel distribution points, which will improve the efficiency of our marketing, the visibility of our brand and distribution of biodiesel and blended fuels in both domestic and international markets.  The planned initial market penetrations will be in high petroleum use locations and facilities including but not limited to New York, Houston, Rotterdam, and New Orleans. Within each of these market areas, we plan to target fleet operators, petroleum jobbers, mid stream refiners, petroleum resellers, independent distributors, rail providers, shippers and other heavy users of diesel products.  Within these currently planned locations and market areas, we believe that we will be able to access approximately 25% of the petroleum user base and supply the primary European distribution channels for biodiesel.

For glycerine sales we will initiate efforts similar to our biodiesel program.  We intend to actively pursue the largest distributors and users through direct sales efforts and outreach marketing efforts to activate product sales.  This effort began in the fourth quarter 2010 and has resulted in letters of intent to purchase 800MT per month of product.

●	Support and expand market demand for biodiesel

o
We plan to build company and product awareness and leverage high visibility conferences and events to convey the beneficial message of our products and communicate that by using our biodiesel products and resulting byproduct glycerine, users will be supporting environmental responsibility and help reduce the dependence on foreign petroleum.

●	Public relations

o
We intend to create a public relations plan that will include participation in numerous trade organizations and conferences to build relationships with the press, and industry advocacy groups that create public visibility and coverage for us and the biodiesel products and create a political advocacy to promote the adoption of biodiesel and blended biodiesel fuels both in the US and globally.

Our advertising plan will incorporate elements of the following;

●	Business publications
●	Trade shows /event direct marketing
●	Website advertising and presence
●	Web promotions, communications to fuel buyer markets
●	Direct marketing
●	Newsletters
●	Email campaigns
●	Marketing promotional tools and programs
●	Merchandising and unique trade show reminders
●	Public relations programs
●	Trade publication advertising in key industry publications
●	Key industry website advertising
●	Select speaking opportunities for RFC Executives at trade shows and conferences

Through the above, we intend to promote our brand and product attributes as follows:

●	Create and establish a positive reputation in biodiesel/biofuel products;
●	Support and build the RFC brand position through customer acquisition;
●	Adopt a distinctive RFC communications style and message approach.
●	Create points of distinction in advertising and public relations with state-of-the-art production capabilities, with product and company-brand distinctions;
●	Create pricing advantage through low production costs and gain product acceptance rapidly;
●	Focus on growth of US and key international markets distribution capabilities; and
●	Build a positive reputation for the Company’s products and reputation with competitive pricing and top level service.

Regulation

Our plants will have and maintain the necessary operating licenses from the Malaysian and Indonesian governments.

The biodiesel from our production facilities will comply with both the European (EN14214) and American (ASTM 6751) biodiesel specifications.

The growth of biodiesel industry will be determined largely as the result of government legislation, mandates and regulation. In general, governments use a variety of subsidies and tax breaks to stimulate demand.

Most governments have three primary concerns in formulating their biofuel policy:

●	securing constant energy supply and reducing dependence on fossil fuel imports;
●	obtaining environmental benefits and reducing sulfur emissions compared with those of fossil diesel; and
●	creating jobs, in especially in rural regions, and boosting the agricultural sector.

Europe

The European Union has implemented a target of 5.75% renewable fuel usage by 2010 ((Directive 2003/30/EC). In March 2007, the European Council adopted as part of the Climate Change and Energy Package a 10% binding target for biofuels consumption to be reached by 2020 by each EU member state.   On March 16, 2009 the European Union imposed import taxes on US-manufactured biodiesel. Exporters in the U.S. will have to pay additional anti-dumping tariffs of up to 29 percent, and anti-subsidy duties of up to 41 percent. The EU has explained that the additional tariffs are designed to prevent US manufacturers from selling biodiesel below the real costs of production.

In order to provide the necessary catalyst for the Member States to successfully meet the target, the European Parliament and the Council of the European Union, on October 27, 2003 adopted another EU Directive 2003/96/EC "Restructuring the Community framework for the taxation of energy products and electricity." The Directive establishes a European Community framework to allow Member States to amend the petroleum tax structure via total or partial petroleum tax exemption for biofuel or via reduction in excise duties so as to promote biofuel consumption.

The above policies set targets of a minimum share of 2% of fuels in the transport sector in 2005 to be increased to 5.75% in 2010. At the same time, the Member States are provided with the latitude to implement the directive, which allows the reduction of excise duties on biofuel and choice in the form of tax relief that best fits their situation.

Some EU countries implemented exemptions of the mineral oil tax on biofuel without any limit on blending.  For example, in Spain, the exemption applies for both, pure (B100) or blended biofuel, up to the year 2014.

The UK has introduced similar incentive whereby a fixed UK20 pence/liter duty incentive / savings applies to Biofuel (whether pure or blended), which represent a partial 40% duty exemption on the total mineral oil tax structure.  France also introduced, in 2004, a duty incentive structure on biodiesel of EUR0.33/liter which represents an 80% on total excise duty on petroleum tax.  Other European countries are also introducing similar incentives to promote use of biofuel in each respective country to comply with the European Directives.

United States

The EPA’s ULSD regulation went into effect in 2006. The ULSD regulation requires all diesel fuel, diesel fuel additives and distillate fuels blended with diesel for on-road use to contain less than 15 ppm of sulfur content. Biodiesel serves as an alternative and appropriate way to comply with ULSD regulations, as biodiesel has less than 15 parts per million (“ppm”) of sulfur content. Blending biodiesel with ULSD also provides added lubricity, which is lost with the removal of sulphur but is required for peak engine performance.   Also, in October 2008, ASTM amended the D975 standard for on-road diesel to allow for 5% biodiesel.  The change in the ASTM spec, along with lubricity enhancement, will continue to ease the adoption of RFC's biodiesel by US blenders and marketers.

Federal Blenders Tax Credit

In 2004, Congress passed a provision establishing a tax credit that amounted to 1 cent (.01 USD) per percent of biodiesel blended with petroleum diesel.  For example, a blend of 80 percent petroleum diesel and 20 percent biodiesel results in a 20 cent tax credit.  Producers and blenders, therefore, blend biodiesel up to the maximum, 99.9%, resulting in an approximate tax credit of 300 USD per metric ton of biodiesel.  The IRS requires that in order to qualify for the tax credit, biodiesel must meet the ASTM D 6751 standard.

In 2008, the biodiesel tax credit was extended through December 31, 2009.  Domestic and international pressure led to a modification allowing foreign produced biodiesel to entering the US, to still qualify for the blenders tax credit, however, foreign produced biodiesel must be consumed in the US to qualify for the tax credit.

The biodiesel tax credit expired January 1, 2010 until December 16, 2010, when Congress extended the tax credit through 2011, and retroactively applied it to all of 2010.  The President signed the legislation into law the next day.

As a result of the extension, demand for biodiesel in 2011 has increased, resulting in more opportunities for RFC in the US market.   As of December 23, 2011, 2011, the biodiesel tax credit has not been extended and will expire on December 31, 2011.  The loss the of tax credit will affect the price competitiveness of biodiesel in the US market, however, the RINs will continue to offer value.

Renewable Fuel Standard (RFS)

The Congress authorized the EPA to establish a Renewable Fuel Standard when the Energy Policy Act of 2005 amended the Clean Air Act. RFS outlined the use of biodiesel and other renewable fuels by obligated parties.

Further clarification and standards were set in February, 2010 when RFS2 required the use of 1.150 billion gallons of biodiesel by the end of 2010 for the 2009 and 2010 calendar years, increasing to 1 billion gallons per year in 2011.  With RFS2, a life cycle green house gas assessment was introduced.  Soybean oil, waste oils, tallows and fats qualify under EPA guidelines to meet the GHG reduction criteria, while other virgin oils, such as palm oil, have not.

A credit trading program was also established with RFS, and RFS2, renewable fuels are assigned Renewable Identification Numbers (RINs) that allow obligated parties to comply with the RFS standard through credits they can purchase if they cannot blend renewable fuels.  Producers and importers from qualified foreign facilities qualify for 1.5 RINs for every gallon of biodiesel.   As of January, 2013, RINS were reportedly trading between $0.55-$0.58 for 2012 RINs and between $0.64 and $0.72 for 2013 RINs.  At 1.5 RINs per gallon, the current potential value of RINs for biodiesel is between $247 and $324 per metric ton.

As of January 3, 2013, Congress passed the blending tax credit through 2013 and the current value of the tax credit and the RINs for biodiesel exceed $547 per metric ton in the US.  RINs and tax credits significantly reduce the cost of RFC's biodiesel, providing a significant incentive to US blenders and marketers to purchase RFC's product.

Other key regulatory initiatives in the US in relation to biofuels are provided below:

•
Environmental Protection Agency (“EPA”) - Has established a goal of 30% alternative fuel usage in government fleets by 2010. Biodiesel is an alternative fuel, and credits can be earned for blends of 20% or greater. The rules also require the federal government, alternative fuel providers, state and local governments, and private fleets to purchase vehicles that employ alternative fuels. Since 2000, 75% of all light-duty vehicles acquired by covered fleets of federal agencies have been required to have alternative fuel capabilities.

•
Energy Conservation and Re-Authorization Act 1998 - Allows vehicle fleets that are required to purchase alternative fuel vehicles (“AFVs”), to generate credits toward fulfilling this requirement by purchasing and using biodiesel in conventional-fuel vehicles. Since there are few cost-effective options for purchasing heavy-duty AFVs, federal and state fleet providers can meet up to 50% of the heavy-duty AFV purchase requirements by generating biodiesel fuel use credits.

•
Environmental Protection Act (“EPAct”) - Extends through December 2008 the income and excise tax credits for biodiesel promulgated under the Jobs Creation Act of 2004. The EPAct, also mandates procuring AFVs and using alternative fuels, including biodiesel, in federal, state and utility fleets. The EPAct establishes minimum nationwide levels of renewable fuels, including biodiesel, ethanol and liquid fuel produced from biomass or biogas, to be blended into the domestic fuel supply. By 2012, these renewable fuel standards, or (“RFS”), require that the national volume of renewable fuels equal or exceed 7.5 billion gallons. The US EPAct is required, in consultation with the Secretary of Agriculture and the Secretary of Energy, to promulgate regulations for blenders to earn and trade renewable fuel credits for biodiesel blending. The EPAct has established a credit trading program that defines who can generate credits and under what conditions, how credits may be transferred, and the appropriate value of credits. Under this program, blending biodiesel into fuel will earn 50% more credits than blending ethanol.

•	State and local biodiesel mandates - According to the DOE, 49 of 50 states currently have various forms of incentives and laws related to alternative fuels, including biodiesel.

Competition

The alternative energy industry is widespread and highly competitive. Numerous entities in the United States and around the world compete with our efforts to through the production, processing and distribution of biodiesel. We face, and expect to continue to face, competition from entities to the extent that they develop products competitive to ours.

Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in developing our proposed products and bringing them to market in a cost-effective and timely manner.

We are a development stage company that plans to engage exclusively in the production, processing and distribution of biodiesel and glycerin. We have not yet commenced any operations and have no revenue. Consequently, we may have difficulty competing with larger, more established biodiesel producing companies. These companies have greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

The technologies for producing and processing biodiesel and approaches for commercializing those technologies are evolving. Technological developments may result in our products and/or processes becoming obsolete before we recover a significant portion of any capital expenditures that we have incurred. If we are unable to commence production and processing of our products before our competitors, we will be adversely affected. Moreover, any products and technologies that we may develop may be made obsolete by less expensive products or technologies that may be developed from our competitors in the future.

We intend to compete based upon what we believe will be our ability produce and distribute biodiesel, glycerine and blended fuels at lower costs than many of our competitors.  In order to do this, we have optimized our biodiesel production facility to incorporate state-of-the-art technology and our biodiesel production facility is designed and being built to be multiple-feedstocks capable, making it more efficient.  We also intend to use lower cost feedstocks than some other competitors. Further, our glycerine processing facilities operate independently from our biodiesel production. We can produce technical and pharmaceutical glycerine from crude that is acquired from other biodiesel producers in addition to our own production.

Employees

As of September 30, 2012, RFC and its subsidiaries, collectively, have the following employees:

Full time and part time:

Clerical – 1
Operations – 0
Administrative – 3
Management – 6

In addition, Steve Braasch Vice President of Sales and Marketing, David Slater Vice President of Logistics are currently acting as independent contractors.

ITEM 1A. RISK FACTORS

In addition to the other information provided in this report, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock.

Our lack of revenue generation from operations makes it difficult for us to evaluate our future business prospects and to make decisions based on those estimates of our future performance.

Although we have taken significant steps to develop our business plan since our inception, as of the date of this report, we have not commenced revenue generating operations or generated any revenues. Our business plan is still speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will ever generate revenues or profits, which makes it difficult to evaluate our business. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to generate revenues or anticipate and adapt to increases or decreases in sales, revenues or expenses.

There is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our lack of revenues and other factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We will need additional financing to execute our business plan and commence revenue generating operations, and if we do not secure additional financing we may never be able to commence revenue generating operations and you will lose your entire investment.

For the next twelve months, we expect financing needs of up to $50 million to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence revenue generating operations. The company’s Term Loan facilities from a financial institution are due for principal and interest repayment from December 2010, amounting to $600,500 per month. As of October 15, 2012, we had $802 in cash. We are funding monthly operations with incremental equity private placements from our shareholders on an as needed basis. In order to cover our cash needs, we are considering raising additional funds in the form of equity capital, mezzanine financing and/or senior loans through private placements, loan applications or any other alternative approach.

We are undertaking various plans and measures to raise capital through debt and equity offerings, which we believe will increase funds available for development and working capital. However, no assurances can be given that those plans and measures will be successful in increasing funds for the development and operations of the Company.

We are currently in non-compliance with debt covenants on the Term Loan facilities and have not made any of the repayment installments due from December 1, 2010 until January 15, 2013. Bank Pembangunan Malaysia Bhd (“The Bank”) has notified us that we are in default and has not taken any action as a result of this default. Because the plant is still non-operational, we did not generate any revenue, and we have insufficient cash flow to fulfill the loan repayment schedule. Effective October 29, 2012 PBC received a letter from the Bank providing a final extension of the time for full and final settlement of the loan through December 31, 2012. If the Bank declares a default, which it has the current right to do, the Bank may foreclose on its note as a consequence and we could lose all our assets and could go out of business. As a result of the default, the Bank may foreclose on its note as a consequence and we could lose all of the PBC assets.  As of January 16, 2013, the Bank has not declared a default nor taken any other action on the loan.

The management of PBC is actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure the distress.

The Company has held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the Bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through 2013. These discussions are in preliminary stages and certain lenders are on process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

Our ability to obtain needed financing may be impaired by factors such as the capital markets and the fact that we have not commenced operations or generated any revenues, which could impact the availability or cost of future financing. We do not have any contract, agreement or commitment to secure any additional funds.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy capital needs, even to the extent that we have reduced our operations accordingly, we may be required to cease operations.

Additional financing we obtain to execute our business plan and fund operations may be dilutive to existing stockholders, which could reduce the value of your investment.

Our ultimate success will depend upon our ability to raise additional capital. We will be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and could reduce the value of your investment.

The fair value estimates and assumptions on our Kuantan plant could be impacted by changes in the company’s assumptions and estimates and changes in market conditions.

Fair value estimates for the Kuantan plant are based on what management believes a market participant would be willing to pay to purchase the plant based on the discounted cash flows the market participant could reasonably expect to generate operating the plant.  The estimates are based on the company’s assumptions that it will be able to operate the plant profitably and includes the company’s estimates of the current status of the biodiesel market, estimates of revenues, costs of sales, general and administrative costs, shipping costs, and incentives.

We believe the potential EBITDA supports approximately $95 million valuation and possible sales price to a willing buyer when the plant is fully operational. The updated projections support an estimated EBITDA of approximately $27 million per year assuming the plant achieves 95% of output capacity (current capacity of 100,000 metric tonnes (MT) per year) at current prices for Biodiesel. There are approximately 300 gallons per MT.  We currently have a proposed price to broker our production of biodiesel at $1,170 per MT (or $3.90 per gallon) (with all tax credits and RINs retained by the broker). The two largest factors in projecting cash flows from operating the plant are the prices we receive for selling the biodiesel and the cost of the feedstock necessary to produce the biodiesel.  We believe we can obtain animal byproducts for feedstock at favorable prices totaling $715 per MT. A decrease in the ultimate sales price of biodiesel or an increase in the cost of feedstock would result in a significant decline in the fair value of the plant.

The $44 million valuation and possible sales value was discounted to $35 million at September 30, 2012 for the impairment analysis. The carrying value of the plant was $25.4 million at September 30, 2012.

These assumptions and estimates are made without the company having any historical information to rely on. To date, the company has not operated the plant profitably. Any changes in the company’s assumptions and estimates and changes in market conditions could impact the value of the company’s plant assets.

Risks Related to Plant Construction

Because we do not have sufficient financial resources, we may never be able to complete construction of our existing plant in Malaysia or commence or complete construction of our two plants planned for Indonesia, which could reduce our ability to commence generating revenues.

We need approximately $2 million to complete commissioning of our plant in Malaysia and commence production. There is no such financing identified at this time. Accordingly, there is no assurance that this plant will ever be commissioned or become operational.

We have two biodiesel production licenses from BKPM in Indonesia, which enable us through our subsidiaries to own, construct and operate two biodiesel plants in Indonesia. The licenses expired on August 4, 2011 for Century’s subsidiary and on August 30, 2012 for Optimis’ subsidiary, respectively. Each facility has complete engineering documentation and no significant additional work will be done until sufficient construction financing in the amount of at least $97 million is procured and there is  no such financing identified at this time. Accordingly, there is no assurance that these plants will ever be constructed or become operational. Should the plants become feasible and construction was to be completed we believe the licenses could be renewed.

Should funding become available and the construction portion of the licenses be re-approved, we believe we will be able to successfully negotiate a new construction contract.

Construction delays could result in reduction of the value of your investment if the production and sales of biodiesel and their byproducts are similarly delayed.

Construction projects often involve delays due to various reasons including delays in obtaining permits, delays due to weather conditions, or other events. In addition, engineering, procurement and construction firms, or any other company involved in the construction of our biodiesel plants, further delays could be created in the construction schedule. If it takes longer to construct any of our biodiesel plants than is anticipated, our ability to generate revenues could be impaired and make it difficult for us to meet our debt service obligations which could reduce the value of your investment.

Risks Related to Plant Operations

Initially, we intended to operate three plants.  Any operational disruption at the Malaysian or the Indonesian plants could result in a reduction of our sales volume, and could cause us to incur substantial losses.

Our initial plans called for us to operate three plants, the PBC plant in Malaysia and two planned additional plants in Indonesia.  However, our current plans are focused on operating only the Malaysian plant until such time, if ever, the two planned plants in Indonesia become viable.  If our operations at those plants experience a significant interruption due to a major accident or damage by severe weather or other natural disasters or other causes, our ability to generate revenues could be adversely impacted.  In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents, and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not cover or be adequate to fully cover the potential operational hazards described above.

Our financial performance will be dependent on prices for raw material feedstocks and chemicals such as vegetable oil, crude glycerin, tallow, methanol and other chemical or material inputs, which are subject to and determined by market forces outside our control. Any increase in the prices for these input commodities will materially affect our ability to commence generating revenues or operate at a profit.

We are not operational, however should we become operational, our results of operations and financial condition will be significantly affected by the cost and supply of various feedstocks and chemicals. The prices of feedstocks are influenced by weather conditions and other factors affecting crop yields, and general economic, market and regulatory factors. These factors include government policies with respect to agriculture and international trade, and global and local demand and supply. Any event that negatively affects supply prices can potentially harm our business. Such factors could require us to suspend operations until feedstocks and chemicals are available at favorable economical terms, and would have a material adverse effect on our business, results of operations and financial position.

We may purchase feedstocks in the cash market and hedge the price risk through futures contracts and options to reduce short-term exposure to price fluctuations. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high fluctuation in prices. Hedging activities themselves can result in costs and price movements. Hedging contracts are volatile and influenced by many factors beyond our control and can create losses. We have no agreements in place or plans to acquire or hedge raw material feedstocks.

Price increases in production material supplies or a lack of supply of such inputs could increase production costs, reduce profit margins and negatively affect cash flow. This is especially true if market conditions do not allow us to pass through increased costs to our customers. In certain instances, we may need to limit or even cease production for a period of time.

Changes and advances in biodiesel production technology could require us to incur costs to update our biodiesel plant or could otherwise hinder our ability to compete in the biodiesel industry or operate profitably.

Advances and changes in biodiesel production technology may make the biodiesel production technology to be installed in the PBC plant less desirable or obsolete. These advances may also allow competitors to produce biodiesel at a lower cost than us. If we are unable to adopt or incorporate technological advances, our biodiesel production methods and processes could end up being less efficient than our competitors, which could cause us to become uncompetitive or completely obsolete. If competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure that third party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Changes in specification standards for biodiesel fuel may increase production costs or require additional capital expenditures to upgrade and/or modify our biodiesel facility to meet them. Such upgrades and/or modifications may entail delays in or stoppages of production.

The European Committee for Standardization (CEN) is the recognized standard-setting body for fuels and additives in the European Union. CEN's specification for pure biodiesel, EN14214, is emerging as the preferred standard for European consumption. CEN and other standard setting bodies have altered their specifications in the past, and are expected to continue to modify the specification in the future as the use of and experience with biodiesel expands. Although PBC currently will meet the EN 14214 standard as well as the ASTM 6751 standards, these standards may change in the future.  Recent increases in the “cold flow” property requirements for Biodiesel issued by the US Government required RFC to add incremental new technology to our Kuantan production facility to achieve the new standard. This increased expense was not anticipated and serves as an example of the risks involved in a dynamic and politically controlled regulatory environment.  There is no guarantee that our production facility will be able to produce compliant biodiesel fuel in the event of changes to the specification. We may need to invest significant capital resources to upgrade or modify our biodiesel facility, which might cause delays in or stoppages of production and the resultant loss of revenues, or which might not be economically feasible at all. Any modifications to the production facility or to the biodiesel specification may entail increased production costs or reduced production capacity. These consequences could result in a negative impact on our financial performance including our ability to commence generating revenues.

The operation of our plants in Malaysia and Indonesia may subject us to limitations of available   resources necessary to operate our plants.

Operation of our initial plant, the PBC plant in Malaysia and our planned plants, the Century and Optimis in Indonesia may subject us to risks relating to dealing with foreign governments and governmental utilities, and the availability of resources, including power, fuel oil, and other utilities necessary to operate the plants.  Further, rail, barge, tankage and trucking infrastructure may be inadequate to meet the expanding volume of biodiesel shipments, which could prevent us from shipping our biodiesel to our target markets. These resources and this infrastructure may be unavailable or the availability may be delayed for reasons beyond our control.  Any delay in availability of these necessary resources or infrastructure could result in operational downtimes or a decrease in the production capacity of the plants if and when they become operational as well as our ability to deliver products, which could materially impact our ability to implement our business plan, begin generating revenues or operate profitably.

We will depend on third parties to transport our biodiesel, whose failure to perform could force us to abandon business, hinder our ability to generate revenues or operate profitably and decrease the value of your investment.

We will have to secure contracts with third parties to market and transport our products. We have not entered into any agreements as of the date of this filing and if we cannot secure these contracts or if companies with which we secure contracts do not perform their obligations as agreed, our operations and financial performance may be harmed. Our reliance on one or a limited number of marketers may place us at a competitive disadvantage, hinder our ability to generate revenues or operate profitably and decrease the value of your investment.

Changes in environmental regulations or our violation of those regulations could be expensive and hinder our ability to operate profitably.

We will be subject to extensive air, water and other environmental regulations and will need to maintain a number of environmental permits to construct and operate our plants and distribution facilities. If for any reason, any of these permits are not granted, construction costs for the plants may increase. Additionally, any changes in environmental laws and regulations could require us to invest or spend considerable additional resources beyond our current estimates and budget in order to comply with future environmental regulations. Violations of these laws and regulations could result in liabilities that affect our financial condition and the expense of compliance alone could be significant enough to reduce revenues if and when we commence generating revenues.

Risks Related to Sale of Biodiesel Products

Various biodiesel mandates and tax credits in the United States and the European Union could be modified or eliminated in the future, which could hinder our ability to commence revenue generating operations or to operate at a profit.

Although according to the Department of Energy, 49 of 50 states as well as the federal government currently have various forms of use mandates, incentives or laws related to alternative fuels, including biodiesel.  The European Union also has similar mandates and incentives.  However, these regulations could expire or be modified in the future.  Any change in these regulations to make biodiesel less attractive from a financial point of view will inhibit our ability to implement our business plan and commence generating revenues.

Plant compliance with EPA registration requirements.

For foreign produced biodiesel to qualify for US EPA RFS2 RINs (Renewable Identification Numbers), foreign producers are required to register their plant with the EPA.  As a foreign producer, we are required to register with the EPA.  Our market opportunities and profits can be greatly affected if the EPA delays or withholds our plant registration.

Fluctuations in the prices of biodiesel can have a negative impact on our financial performance.

Our profits could be greatly affected by the price at which we can sell our biodiesel and blended fuels. These prices can be volatile as a result of numerous factors, including but not limited to overall supply and demand, the price of diesel fuel, level of government support, and the availability and price of competing products. Biodiesel prices generally parallel the movement of petroleum oil prices which are difficult to forecast because the market reflects the global economy, which is subject to political upheaval, natural disasters, and a myriad of other factors. Even the slightest rumor of political instability can significantly affect the price of oil.

During the past four years, the price of crude oil rose to a high of $140 per barrel in 2008 and fell below $40 per barrel by December 2008. Since then it has increased to the range of $85 to $95 in October 2012. That dramatic fluctuation was historical in proportion. Lower diesel prices will likely lead to lower prices for biodiesel, and the impact on the biodiesel industry is devastating, and there can be no assurance as to the price of biodiesel in the future. Any downward changes in the price of biodiesel may result in lower revenue and profit margins which could substantially affect our share price.

Competition from the advancement of alternative fuels may lessen the demand for biodiesel and negatively impact our profitability.

Alternative fuels, gasoline oxygenates and biodiesel production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like biodiesel, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions.  Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for biodiesel, which would negatively impact our profitability.

If tariffs are imposed on biodiesel imports, such tariffs could have a material impact on our ability to operate profitably.

As of the date of this filing, the US imposed a 4.6% tariff on the importation value of biodiesel and classified it as a chemical, not a transport fuel.  Additionally, the EU recently imposed an offsetting tariff for US-manufactured biodiesel.  As of the date of this filing, this tariff will only impact US-manufactured biodiesel, although it is possible that this tariff could be expanded by the EU to include biodiesel produced in other countries.  Future changes in the valuation or coverage of tariffs could have a material adverse impact on our ability to implement our business plan and operate profitably.

Concerns about fuel quality may impact our ability to successfully market our biodiesel.

Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel.  Quality control issues could result in a decrease in demand for our product, which could lower the value of your investment.

Winter weather conditions may impact demand for Biodiesel.

Various feedstocks have different output “cloud point” properties.  Some of this “cloud point” properties are insufficient for winter grade biodiesel specifications.  The “cloud point” is the temperature at which liquids begin to congeal and turn to solids. The company will employ various strategies of biodiesel blending and newer technology in post treatment processes to meet specifications as required.  Distribution and storage tanks are usually equipped with heating elements in colder climates to accommodate this factor for biodiesel during the winter.  This conditions could have an adverse affect on the market demand for our products in the US and European markets.

Automobile manufacturers and other industry groups have expressed reservations regarding the use of biodiesel, which could negatively impact our ability to market our biodiesel.

Because it is a relatively new product, research regarding the use of biodiesel in automobiles and its effect on the environment is ongoing. Some industry groups and standards, including the World-Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on components and other parts of the engine. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.

Risks Related to Foreign Operations

You may have difficulty in enforcing any judgment against certain of our executive officers and directors as they are not residents of the U.S., and substantially all the assets of these persons as well as of our company are located outside the U.S.

Certain of our executive officers and our directors are not residents of the U.S., and substantially all the assets of these persons are located outside the U.S. All of our company’s assets are located outside of the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our foreign management and directors and our foreign operations and subsidiaries.

Operation in and expansion into international markets is important to our long-term success, and our inexperience in operations outside the U.S. increases the risk that our international operations may not be successful.

We believe that our existing operations and ability to generate revenues as well as our future growth depends, in part, on our ability to operate biodiesel production facilities in foreign countries, such as Malaysia and Indonesia, and our ability to produce and sell biodiesel outside the U.S. Although some of our executive officers have experience in international business from prior positions, the Company has little experience with operations outside the U.S. Our goal of selling biodiesel into international markets will require management attention and resources and is subject to inherent risks, which may adversely affect us, including:

•	unusual or burdensome foreign laws or regulations and unexpected changes in regulatory requirements, including potential restrictions on the transfer of funds;
•	foreign currency risks;
•	political and economic instability, including adverse changes in trade policies between countries in which we may maintain operations;
•	difficulties in staffing and managing foreign sales and support operations in locations with less developed infrastructures; such as logistical and shipping challenges that we do not have experience
•	longer accounts receivable payment cycles and difficulties in collecting payments; and
•	less effective protection of our intellectual property.

The noted factors and other factors could adversely affect our ability to execute our international biodiesel production and marketing strategy or otherwise have a material adverse effect on our business and our ability to commence generating revenues.

Ownership by a United States-based company of plants in foreign countries could result in unforeseen consequences, which could have a material adverse impact on our operations.

Under our present structure, we own certain foreign entities. Ownership of Malaysian and Indonesian corporations by a United States-based corporation could result in unforeseen consequences, including additional governmental involvement, restrictions on exports, restrictions on transfer of revenues, and other consequences that could have a material adverse impact on our ability to operate and implement our business plan. Because we anticipate that all of our biodiesel production will be done overseas at least initially, the effect on our operations of any adverse consequences could be significant and adversely affect our ability to commence or continue generating revenues.

Risks Related to Management

None of our officers or directors has experience in the biodiesel industry prior to joining our company, which increases the risk of operating in the biodiesel distribution business and could impair our ability to implement our business plan.

None of our officers or directors had any direct experience in organizing, building or operating biodiesel plants or in the biodiesel industry prior to joining our company. We intend to rely primarily on our resident employees and staff for operations of the biodiesel plants.  We may also be required to hire experienced biodiesel production personnel. This increases the risk of operating, selling and distributing in the biodiesel business and could impair our ability to implement our business plan.

We may not be able to effectively control and manage our growth which could reduce our ability to generate revenues.

Our strategy envisions a period of potentially rapid growth. We currently maintain nominal administrative and personnel capacity due to the startup nature of our business, and our expected growth may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified management and other personnel. Failure to do so or satisfy such increased demands would interrupt or would have a material adverse effect on our business and results of operations.

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably.

Our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own approximately 82.2% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

Our management decisions are made by our CEO, President and Vice Presidents, if we lose their services, our ability to successfully implement our business plan could be reduced.

Because our management has been involved in all aspects of our business since late 2007 and thus have significant familiarity with our business and plan of operations, they would be difficult to replace. Further, you must rely on their management decisions concerning our operations. They will continue to control our business affairs after this filing. We have not obtained any key man life insurance relating to Mr. William Van Vliet or any of the other officers and directors. If we lose their services, we may not be able to hire and retain other management with comparable general business or management experience. As a result, the loss of any of their services could negatively impact our ability to achieve our business objectives. Other than Mr. William Van Vliet and Mr. Cho Nam Sang, we have no employment agreements with any members of management.

Some of the persons responsible for managing our business will devote less than full time to our business, which may impede our ability to implement our business plan.

Some of our management devotes less than full time to their duties to our business, as follows:

Name	Percentage of Time Currently Devoted to Our Business
Richard Henderson, President	80%

As a result, our management may not currently be able to devote the time necessary to our business to assure successful implementation of our business plan. These officers do not have employment agreements and are contracted employees.

Our management has limited experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our business.

The management team is responsible for our operations and reporting. The requirements of operating as a small public company are new to the management team and the employees as a whole. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

We will be exposed to increased expenses from being a public company, including recent legislation requiring companies to evaluate internal control over financial reporting.

We anticipate we will incur substantial legal and accounting costs after we become a public company, perhaps in excess of $100,000 per year. Section 404(a) of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to report on the operating effectiveness of our Internal Controls over Financial Reporting for the year ended September 30 in the fiscal year. Currently, we have material weaknesses in financial reporting. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that the cost of this program will contribute to the increased expenses we will incur as a public company.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, no members of which are independent, to perform these functions.

We do not currently have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. None of the members of the board of directors are independent directors under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Risks Related to Our Stock

Our stock is currently considered a penny stock.  If our stock trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock will be considered a "penny stock" which can reduce its liquidity.

Our stock is currently considered a penny stock.  The price per share in this offering is $1.00 per share which is less than the price at which our stock will be considered a penny stock.  The trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Sales of our common stock under Rule 144 could reduce the price of our stock.

As of January 15, 2013, there were 37,998,449 shares of our common stock held by non-affiliates, and 175,283,994 shares of our common stock held by affiliates, all of which are restricted as per Rule 144 of the Securities Act of 1933 defines as restricted securities, none of which are being registered hereunder. All shares being registered hereunder are available for resale as of the date of effectiveness of this registration statement. Of the shares not being registered hereunder, all of the non-restricted shares held by non-affiliates as well as the restricted securities held by affiliates, subject to the limitations on amounts and manner of sale in Rule 144, could be available for sale in a public market, if developed, beginning 90 days after the date of this prospectus. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Investors may have difficulty in reselling their shares due to the lack of market.

Our common stock is currently quoted on OTCBB and it may not be sustained in the future.  Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

The conversion of future issued shares of Preferred Stock or the issuance and exercise of existing or future options and warrants could result in substantial dilution to existing shareholders.

We are authorized to issue 10,000,000 shares of Preferred Stock in series, as fixed by the Directors, with a par value of $0.0001 per share. Preferred Stock may be issued in series, with preferences and designations, as the Board of Directors may, from time to time, determine. The Board may, without shareholders approval, issue Preferred Stock with voting, dividend, liquidation, and conversion rights that could dilute the voting strength of our common shareholders, and may assist management in impeding an unfriendly takeover or attempted changes in control. There are no restrictions on our ability to repurchase or reclaim our preferred shares while there is any arrearage in the payment of dividends on our Preferred Stock.

The issuance of additional shares of common stock or further preferred stock convertible into common stock pursuant to any of the foregoing could result in substantial dilution to existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Principal offices

The Company’s U.S. head and principal office is located at 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128. The rent is $250.00 per month, $3,000.00 per year.

The primary office overseas facility are currently occupied under the terms of an operating lease and is located at 31C-3 Kelana Mall, Jalan SS6/12, 47301 Petaling Jaya, Selangor, Malaysia. The lease expires June 30, 2015 and the monthly payment is approximately $1,400/month. The Company occupies 3,500 square feet in this site.

We have no policy with respect to investments in real estate development or interests in real estate, and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

1. U.S. head and principal office
●	Address: 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128.
●	Number of Square Feet: virtual office
●	Name of Landlord: Regus
●	Term of Lease: monthly
●	Monthly Rental: $250
●	Adequate for current needs: Yes

2. Overseas primary office
●	Address: 31C-3 Kelana Mall, Jalan SS6/12, 47301 Petaling Jaya, Selangor, Malaysia.
●	Number of Square Feet: 3,500
●	Name of Landlord: Goh Chau Yit
●	Term of Lease: 2 years with option to renew.
●	Monthly Rental: $1,400

Plant sites

In Malaysia we have an 11 acre site in the Gebeng Industrial Estate, adjacent to the Kuantan Port in Pahang. The land is acquired under a 99 year lease. Near Dumai, Indonesia we have two 10 acre sites adjacent to each other that are acquired under 20 year renewable agreements with unlimited timeframes. To date, individual issued document of title have not been issued by the relevant authorities for the said land. The category of land use of the said land is for “industry”. There is a restriction-in-interest on the said land in that the said land shall not be transferred, charged, lease, sub-lease or otherwise in any manner dealt with or disposed off without the written sanction of the relevant authority.

ITEM 3. LEGAL PROCEEDINGS

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

The Court has on October 30, 2012, rule in favor of the Company.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    Market Information

RFC Common Stock trades on the OTCBB Markets under the symbol: RWFC. Our common stock began trading on the OTC market on September 6, 2012. Our stock has traded thinly for the periods represented from September 6, 2012 to September 30, 2012. Our stock has experienced only 2 trading days with aggregate of 3,000 shares traded on those days.

The following sets forth the range of high and low trades for the periods indicated.

	High		Low
Year Ended September 30, 2012
Q1 - Quarter Ended December 31, 2011	$	N/A	$	N/A
Q2 - Quarter Ended March 31, 2012		N/A		N/A
Q3 - Quarter Ended June 30, 2012		N/A		N/A
Q4 - Quarter Ended September 30, 2012		1.75		1.60

(b)   Our Stockholders

As of September 30, 2012, there were approximately 57 holders of record of RFC common stock.

(c)   Our Dividend Policy

We have never paid, and do not intend to pay, any cash dividends on our common stock for the foreseeable future.  Therefore in all likelihood, an investor in this offering will only realize a profit on his investment, in the short term, if the market price of our common stock increases in value.

(d)   Securities Authorized to be Issued Under our Equity Compensation Plans

The following table provides certain information as of September 30, 2012, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS

Executives’ compensation plans – Option	14,823,120	1	$0.14	-
Warrant	600,000	2	-	-
Total	15,423,120		$0.14	-

1	Options exercisable by the Directors and Executive Officers.
2	Warrant exercisable by common stockholder – Eow Chai Huat

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

Corporate Information

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

We have incurred losses since inception, have not commenced operations, substantially all of our assets are impaired and our auditors have issued a going concern opinion on our audited financial statements for the most recent fiscal year ended September 30, 2012.

Renewable Fuel conducts its Indonesian operations through its two wholly-owned Malaysian subsidiaries, Century Corp Sdn Bhd ("Century") and Optimis Teguh Sdn Bhd ("Optimis").  Century and Optimis own two Indonesian entities, PT Plant Biofuel Indonesia ("PTPBI") and PT Optimis Teguh Indonesia ("PTOTI"), respectively, which own the licenses for the Company's planned biodiesel production in Indonesia.

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

We are currently in non-compliance with debt covenants on the term loan facilities of approximately $28.8 million as of September 30, 2012 and have not made any installment repayments beginning with the due date of December 1, 2010. The Company received a statement dated November 12, 2012 from the bank stating the outstanding payable for late installment payments was approximately $17 million. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both of the PBC directors.

The Bank on October 29, 2012 has granted us an extension for full and final settlement on or before December 31, 2012. The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets.  As of January 16, 2013, the Bank has not declared a default nor taken any other action on the loan.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this filing.  These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recent Accounting Pronouncements

See Note 1 to our audited consolidated financial statements included elsewhere in this report.

Result of Operations

Year Ended September 30, 2012 compared to September 30, 2011

During the year ended September 30, 2012, we reported revenues of $187,000 mainly from the recognition of consultation services provided, and a net loss attributable to common shareholders of approximately $4.3 million or $0.02 per share, compared to revenue of $137,000, and a net loss attributable to common shareholders of approximately $4.3 million or $0 .02 per share for the year ended September 30, 2011.

Total costs of sales during the year ended September 30, 2012 and 2011 was approximately $103,000 and $43,000 respectively, operating expenses of approximately $2.2 million and $1.1 million respectively of which approximately $1.5 million and $0.5 million contributed by payroll and share based compensation related expense, $312,000 and $292,000 respectively contributed by legal and professional fees, the remaining operating expenses incurred during the period were approximately $349,000 and $340,000 respectively.

Payroll and share based compensation related expense registered an increase of $1,011,000, mainly resulted from an increase in the CEO’s share based compensation related expense of approximately $1,105,000, however we have an approximate savings of $95,000 from the reduction of employee head count and employee compensation.

Legal and professional fees increased by approximately $20,000 from the Company fund raising activities, including engaging an investment banker.

During the year ended September 30, 2012 and 2011, the Company recognized a net loss attributable to non-controlling interest of approximately $1,301,156 and $1,199,384.

During the year ended September 30, 2012 and 2011, the Company accrued dividends of approximately $1.2 and $2.5 million respectively related to 8% preferred stock. The reduction in dividend is a result of the conversion of the preferred stock to common stock.

Operating Comparison for the year ended:

	September 30, 2012	September 30, 2011	Difference	% Change

Revenue	$186,538	$136,743	$49,795	36.4
Cost of sales	102,869	43,276	59,593	137.7
Impairment	-	-	-	-
Payroll	1,505,630	494,866	1,010,764	204.3
Legal & professional	311,902	292,395	19,507	6.7
Other operating expense	348,879	339,825	9,054	2.7
Other income / (loss)	(2,291,289)	(1,996,266)	(295,023)	14.8
Net loss attributable to non-controlling interest	(1,301,156)	(1,199,384)	(101,772)	8.5
Dividends on preferred stock	1,192,445	2,502,667	(1,310,222)	(52.4)

Net loss available to common stockholder	$(4,265,320)	$(4,333,168)	$67,848	1.6

Liquidity and Capital Resources

The Company has experienced cumulative losses of approximately $65.3 million from October 1, 2006 (inception), through September 30, 2012, and has net negative equity of approximately $4.7 million. As of the date of this report the Company has not commenced operations; rather, it is still in the development stages. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2012, the Company has raised its $63.5 million of equity through a combination of its initial capitalization, various share exchanges as it acquired its operating subsidiaries and the conversion of $31.3 million of debt for preferred shares with two related party vendors, $7.5 million in advances conversion to equity, and private placements from individual shareholders resulting in actual cash of $4.7 million.  In addition, the Company also borrowed $28.8 million under its credit facility with a Malaysian bank.  These funds have been used to acquire certain capital equipment and infrastructure to support development and implementation of its business plan, payment of salaries and fees of technical and marketing personnel, marketing and promoting activities, working capital and general corporate purposes.  Additional funds will need to be generated by the Company to complete the three biodiesel plants currently under construction and to further support the development of its business model.

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

The Bank on October 29, 2012 has granted us an extension for full and final settlement on or before December 31, 2012. The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets. As of January 16, 2013, the Bank has not declared a default nor taken any other action on the loan.

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

For the next twelve months, we expect cash needs of up to $6,100,000 to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence operations. The company’s Term Loan facilities from a financial institution are due for principal and interest repayment beginning December 2010, amounting to $600,000 per month. As of October 15, 2012, we had $802 in cash. We are funding monthly operations with incremental equity private placements from our shareholders on an as needed basis. The Company has held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the Bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through 2013. These discussions are in preliminary stages and certain lenders are on process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

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

Cash Flows

Net cash used in operating activities was approximately $645,000 for the year ended September 30, 2012 compared to approximately $633,000 for the same periods in 2011. Which is a result of the net loss offset by non cash interest accrued.

Net cash used in operating activities was approximately $5,407,000 for the period from inception (October 1, 2006), through the year ended September 30, 2012.

Net cash used in investing activities was $1,000 and $0 for year ended September 30, 2012 and 2011. This mainly due to additional fixed assets acquired. Net cash gained from investing activities was approximately $16,000 for the period from inception (October 1, 2006) through the year ended September 30, 2012.

Net cash provided by financing activities for the year ended September, 2012 was approximately $634,000 compared to $621,000 for the same periods in 2011, and $5,300,000 for the period from inception (October 1, 2006) through the year ended September 30, 2012. The majority of the net cash provided by financing activities is from proceeds from common share issuances.

Financing Activities

From October 1, 2011 through September 30, 2012 the Company issued 491,740 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $491,740.

In connection with these transactions the Company's CEO was granted 9,826 shares of common stock and options to acquire 24,578 shares of common stock in accordance with the terms of his employment agreement.

Term Loans Payable

Term Loans in Default

In October 2007, PBC entered into a $22,727,000 facilities agreement (the “Facilities”) with a bank, which provided available borrowings under two individual term loans totaling $19,433,000 and a revolving line with available credit of $3,294,000.  At September 30, 2012, and 2011, $3,294,000 was available under the revolving line of credit; however, any disbursements are restricted for purchases of raw materials and repayable within six months from date of disbursement.  A total of $28,823,421 is outstanding under the Facilities at September 30, 2012 and $25,124,097 at September 30, 2011, respectively, which includes two term loans and $0 borrowed under the revolving credit facility.

The term loans under the Facilities bear interest at the bank’s effective costs of funds +1.25% in year one, increasing to +2% in year two and beyond. The bank’s effective cost of fund is 6.30%. Therefore, at September 30, 2012 and 2011, the interest rate for the term loans was 8.3% respectively.  The interest rate for the revolving line of credit is the bank’s cost of funds +2%.  At September 30, 2012 and 2011, the interest rate for the revolving line of credit was 8.3% respectively.

In January 2012, the Bank advances a total of $151,805 to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is accumulated into the total term loan outstanding by the Bank and carrying the same interest rate as the term loan.

The Company has recognized approximately $2.3 million and $2.1 million in interest charges related to the term loans for the year ended September 30, 2012 and 2011, respectively, all of which has been recognized and recorded as interest expense on the PBC plant. Accrued interest payable at September 30, 2012 and 2011 was approximately $8.6 million and $6.3 million, respectively. Interest payments will be made with the commencement of monthly installments beginning on each term loans respective date as described above. The term loans under the Facilities are secured by a first priority interest over all existing property, plant and equipment and all assets of PBC. In addition, the term loans are jointly and severally guaranteed by directors of PBC.

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

The Bank on October 29, 2012 has granted us an extension for full and final settlement on or before December 31, 2012. The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets.  As of January 16, 2013, the Bank has not declared a default nor taken any other action on the loan.

The Company has held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the Bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through 2013. These discussions are in preliminary stages and certain lenders are on process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

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

Off-Balance Sheet Transactions

As of September 30, 2012 and September 30, 2011, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, RFC is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required by this Item 8 follow the index of financial statements that appears at the end of Part I of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Renewable Fuel Corp
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Renewable Fuel Corp and subsidiaries (the “Company”) (a development stage company) as of September 30, 2012 and 2011, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for the years ended September 30, 2012 and 2011 and the period from October 1, 2006 (Inception) through September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2012 and 2011 and the results of their operations and their cash flows for the years ended September 30, 2012 and 2011 and the period from Inception through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the risk that the Company may not successfully raise the necessary capital and the risk that the Company may not have adequate liquidity to fund their operations raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accumulated deficit during the development stage for the period from inception to September 30, 2012 is $65,291,191.

PMB Helin Donovan, LLP
Austin, Texas
January 15, 2013

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Balance Sheets
As of September 30, 2012 and September 30, 2011

	September 30,	September 30,
	2012	2011
Assets

Cash and cash equivalents	$39,919	$47,913
Trade and other receivables	5,116	8,187
Accounts receivable, related party	12,096	11,538
Inventories	43,756	41,740
Prepaid expenses and other current assets	41,331	13,045
Total current assets	142,218	122,423
Plants in progress, net	25,401,867	24,231,878
Other property and equipment, net	43,179	61,469
Total Assets	$25,587,264	$24,415,770

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities
Trade and other payables	$534,682	$446,555
Accounts payable, related parties (Note 8)	637,438	543,974
Accrued liabilities	67,365	307,233
Current portion of capital leases	8,573	7,053
Derivative liability - fair value of warrants	232,302	174,617
Term notes in default	28,823,421	25,124,097
Total current liabilities	30,303,781	26,603,529
Long-term capital lease obligations	16,469	22,548
Total liabilities	30,320,250	26,626,077

Commitments and contingencies (Note 12)	-	-
Preferred stock (mandatorily convertible and conditionally redeemable)
10,000,000 shares authorized; 0 and 3,229,044 shares outstanding at September 30, 2012 and September 30, 2011, $10 par value liquidation value of $0 and $37,663,633 at September 30, 2012 and September 30, 2011 respectively	-	37,663,633

Shareholders' Deficit
Common stock ($0.0001 par value; 500,000,000 shares authorized;
250,477,815 common shares issued, 213,247,815 outstanding as of September 30, 2012 and 211,120,171 common shares issued, 173,890,171 outstanding as of September 30, 2011)	25,048	21,112
Additional paid-in-capital	64,370,443	23,538,012
Accumulated other comprehensive loss	(627,928)	(498,991)
Accumulated deficit	(65,291,191)	(61,025,871)
Treasury stock, cost
37,230,000 common shares held in treasury as of September 30, 2012 and September 30, 2011	(3,723)	(3,723)
Total Renewable Fuel Corp stockholders' deficit	(1,527,351)	(37,969,461)
Non-controlling interest	(3,205,635)	(1,904,479)
Total shareholders' deficit	(4,732,986)	(39,873,940)
Total Liabilities and Shareholders' Deficit	$25,587,264	$24,415,770

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Operations and Other Comprehensive Loss

	The Year Ended		Period From Inception October 1, 2006 to
	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$186,538	$136,743	$325,020

Operating expenses
Cost of materials, shipping and insurance	102,869	43,276	162,219
Impairment of plants and land held for sale	-	-	45,327,147
Payroll and share-based compensation expense	1,505,630	494,866	5,682,277
Legal and professional fees	311,902	292,395	2,082,144
Depreciation	21,745	21,864	99,401
Other general and administrative expenses	327,134	317,961	1,570,014
Total operating expenses	2,269,280	1,170,362	54,923,202

Loss from operations	(2,082,742)	(1,033,619)	(54,598,182)

Other income (expense)
Interest expense	(2,296,380)	(2,055,450)	(7,603,984)
Gain(loss) on change in fair value of derivative liability	(57,685)	32,030	27,588
Other income (loss), net	62,776	27,154	206,179
Total other income (expense)	(2,291,289)	(1,996,266)	(7,370,217)

Loss before income taxes	(4,374,031)	(3,029,885)	(61,968,399)

Income tax expense	-	-	-

Net loss	(4,374,031)	(3,029,885)	(61,968,399)

Net loss attributable to non-controlling interest	(1,301,156)	(1,199,384)	(3,209,358)

Net loss attributable to Renewable Fuel Corp	(3,072,875)	(1,830,501)	(58,759,041)

Dividends on preferred stock	1,192,445	2,502,667	6,565,638

Net loss available to common stockholders	(4,265,320)	(4,333,168)	(65,324,679)

Other comprehensive loss:
Net loss	(4,374,031)	(3,029,885)	(61,968,399)
Currency translation adjustment	(128,937)	(25,869)	(627,928)

Comprehensive loss	(4,502,968)	(3,055,754)	(62,596,327)

Net loss attributable to non-controlling interest	(1,301,156)	(1,199,384)	(3,209,358)
Comprehensive loss attributable to non-controlling interest	(124,059)	42,686	(137,806)
Comprehensive loss attributable to Renewable Fuel Corp	$(3,077,753)	$(1,899,056)	$(59,249,163)

Net loss per share available to common stockholders, basic and diluted	$(0.02)	$(0.02)	$(0.40)
Weighted average number of common shares outstanding	194,609,128	173,550,840	164,463,483

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Periods form Inception (October 1, 2006) to September 30, 2012

				Accumulated				Total Renewable
			Additional	other				Fuel Corp	Non-	Total
	Common stock		paid-in-	comprehensive	Accumulated	Treasury stock		Shareholders’	controlling	Shareholders’
	Shares	Amount	capital	loss	Deficit	Shares	Amount	Deficit	Interest	Deficit

Issuance of common shares at inception (October 1, 2006)	2,510,404	$251	$116,962	$-	$-	-	$-	$117,213	$-	$117,213
Issuance of common shares	7,414,445	741	358,121	-	-	-	-	358,862	-	358,862
Net Income	-	-	-	-	58,698	-	-	58,698	-	58,698
Foreign currency translation adjustment	-	-	-	(31,634)	-	-	-	(31,634)	-	(31,634)
Balance at September 30, 2007	9,924,849	992	475,083	(31,634)	58,698	-	-	503,139	-	503,139

Issuance of common shares	110,983,152	11,098	5,518,902	-	-	-	-	5,530,000	-	5,530,000
Acquisition of BRII	80,960,000	8,097	9,512,507	-	-	-	-	9,520,604	-	9,520,604
Share-based compensation	2,601,593	260	600,708	-	-	-	-	600,968	-	600,968
Net loss	-	-	-	-	(963,386)	-	-	(963,386)	-	(963,386)
Foreign currency translation adjustment	-	-	-	(376,712)	-	-	-	(376,712)	-	(376,712)
Balance at September 30, 2008	204,469,594	20,447	16,107,200	(408,346)	(904,688)	-	-	14,814,613	-	14,814,613

Issuance of common shares	3,987,766	399	3,987,367	-	-	-	-	3,987,766	-	3,987,766
Share-based compensation	521,985	52	1,362,455	-	-	-	-	1,362,507	-	1,362,507
Dividends on preferred stock	-	-	-	-	(353,787)	-	-	(353,787)	-	(353,787)
Net loss	-	-	-	-	(50,317,257)	-	-	(50,317,257)	-	(50,317,257)
Foreign currency translation adjustment	-	-	-	(173,518)	-	-	-	(173,518)	-	(173,518)
Balance at September 30, 2009	208,979,345	20,898	21,457,022	(581,864)	(51,575,732)	-	-	(30,679,676)	-	(30,679,676)

Issuance of common shares	1,156,971	116	1,156,855	-	-	-	-	1,156,971	-	1,156,971
Treasury shares	-	-	-	-	-	37,230,000	(3,723)	(3,723)	3,723	-
Share-based compensation	23,141	2	144,583	-	-	-	-	144,585	-	144,585
Shares issued for professional services	300,000	30	299,970	-	-	-	-	300,000	-	300,000
Reclassification of warrants to derivative liability	-	-	(259,890)	-	-	-	-	(259,890)	-	(259,890)
Dividends on preferred stock	-	-	-	-	(2,516,739)	-	-	(2,516,739)	-	(2,516,739)
Net loss	-	-	-	-	(2,600,232)	-	-	(2,600,232)	(708,818)	(3,309,050)
Foreign currency translation adjustment	-	-	-	108,742	-	-	-	108,742	-	108,742
Balance at September 30, 2010	210,459,457	$21,046	$22,798,540	$(473,122)	$(56,692,703)	37,230,000	$(3,723)	$(34,349,962)	$(705,095)	$(35,055,057)
Issuance of common shares	628,022	63	627,959	-	-	-	-	628,022	-	628,022
Share-based compensation	32,692	3	111,513	-	-	-	-	111,516	-	111,516
Dividends on preferred stock	-	-	-	-	(2,502,667)	-	-	(2,502,667)	-	(2,502,667)
Net loss	-	-	-	-	(1,830,501)	-	-	(1,830,501)	(1,199,384)	(3,029,885)
Foreign currency translation adjustment	-	-	-	(25,869)	-	-	-	(25,869)	-	(25,869)
Balance at September 30, 2011	211,120,171	$21,112	$23,538,012	$(498,991)	$(61,025,871)	37,230,000	$(3,723)	$(37,969,461)	$(1,904,479)	$(39,873,940)
Issuance of common shares for cash	491,740	49	491,691	-	-	-	-	491,740	-	491,740
Issuance of common shares for preferred stock conversion	39,123,939	3,886	38,852,192	-	-	-	-	38,856,078	-	38,856,078
Share-based compensation	9,826	1	1,216,801	-	-	-	-	1,216,802	-	1,216,802
Dividends on preferred stock	-	-	-	-	(1,192,445)	-	-	(1,192,445)	-	(1,192,445)
Net loss	-	-	-	-	(3,072,875)	-	-	(3,072,875)	(1,301,156)	(4,374,031)
Foreign currency translation adjustment	-	-	-	(128,937)	-	-	-	(128,937)	-	(128,937)
Balance at September 30, 2012	250,477,815	$25,048	$64,370,443	$(627,928)	$(65,291,191)	37,230,000	$(3,723)	$(1,527,351)	$(3,205,635)	$(4,732,986)

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Cash Flow
For the Periods Ended

	For The Year Ended		Period From Inception October 1, 2006 to
	September 30, 2012	September 30, 2011	September 30, 2012
Cash flows from operating activities
Net loss	$(4,374,031)	$(3,029,885)	$(61,968,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,757	21,864	99,413
Impairment of plant and leasehold land	-	-	45,327,147
Non-cash share-based compensation expense	1,216,802	111,516	3,436,378
Shares issued for legal and professional expenses	-	-	300,000
Bad debt expense	-	-	88
Loss on foreign exchange	-	-	97,640
Interest expense recorded into principal balance of loan	2,280,401	2,040,010	7,593,203
Change in fair value of derivative liability	57,685	(32,030)	(27,588)
Gain (loss) on disposal of investments and other	-	-	(60,088)
Changes in:
Trade and other receivables	3,218	(3,022)	72,779
Other current assets	(27,213)	(4,145)	520,188
Inventories	-	9,056	(41,992)
Other assets	-	-	15,528
Trade and other payables	78,795	163,152	(597,384)
Accounts payable, related parties	79,312	112,786	405,552
Accrued liabilities	18,201	(22,255)	(579,093)
Net cash used in operating activities	(645,073)	(632,953)	(5,406,628)

Cash flows from investing activities
Fixed asset additions	(1,061)	-	(100,274)
Proceeds from disposal of investments	-	-	116,196
Net cash provided by investing activities	(1,061)	-	15,922

Cash flows from financing activities
Advances from shareholders	-	-	7,209,527
Proceeds from loan advance	148,309	-	148,309
Payments to contractors	-	-	(6,822,905)
Cash received in share exchange agreements	-	-	137,157
Payments on capital lease obligations	(5,850)	(6,702)	(32,291)
Proceeds from share issuances	491,740	628,022	4,661,133
Net cash provided by financing activities	634,199	621,320	5,300,930

Net increase (decrease) in cash	(11,935)	(11,633)	(89,776)
Effect of exchange rate changes	3,941	(10,060)	108,300
Cash, beginning of period	47,913	69,606	21,395
Cash, end of period	$39,919	$47,913	$39,919

Supplemental cash flow information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash investing and financing activities disclosures:
Vehicle financed through capital lease	$-	$-	$41,351
Non-cash plant additions in accounts payable	$-	$-	$16,224,412
Conversion of shareholders advances to common stock	$-	$-	$7,492,530
Net assets acquired in share exchanges	$-	$-	$9,520,525
Conversion of trade payables to preferred stock	$-	$-	$31,283,340
PBC treasury stock exchange agreement	$-	$-	$3,723
Dividends accrued on preferred stock	$1,192,445	$2,502,667	$6,565,638
Fair value of warrants as derivative liability	$-	$-	$259,890
Conversion of preferred stock to common stock	$38,856,078	$-	$38,856,078
Conversion of account payable, related parties to preferred stock	$-	$1,007,100	$1,007,100

Renewable Fuel Corp
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

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

Renewable Fuel will conduct its Kuantan operations through its two Malaysian subsidiaries, Plant Biofuels Corporation Sdn. Bhd. ("PBC") and Research Fuel Corp Sdn. Bhd. ("Research"). PBC was acquired by Renewable Fuel Corp through an acquisition accounted for as a reverse merger in December 2007, and Research was incorporated by Renewable Fuel in Malaysia on March 13, 2008.

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

Renewable Fuel’s biodiesel plant in Malaysia was substantially completed and available for glycerine production at its location in Kuantan, Malaysia on leasehold interest land, under a 99-year lease, is expected to be operational during fiscal year 2013, subject to obtaining financing..  The Kuantan plant has a nameplate capacity license and underlying infrastructure to produce 60 million gallons annually (MGA), twice the current production capacity.  The refinery is designed to produce biodiesel from multiple feedstocks.  The plant, operated by Renewable Fuel’s subsidiary PBC is capable of producing 30 MGA of Palm Oil Methyl Ester ("PME") biodiesel and 2.4 MGA of refined glycerin.  The glycerine refining unit has been designed to operate independently from the biodiesel production unit.

We are currently in non-compliance with debt covenants on the term loan facilities of approximately $28.8 million as of September 30, 2012 and have not made any installment repayments beginning with the due date of December 1, 2010. The Company received a statement dated November 12, 2012 from the bank stating the outstanding payable for late installment payments was approximately $17 million. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both of the PBC directors.

The Bank on October 29, 2012 has granted us an extension for full and final settlement on or before December 31, 2012. The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets.  As of January 16, 2013, the Bank has not declared a default nor taken any other action on the loan.

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

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements are presented using the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP") in the United States of America whereby revenues are recognized in the period earned and expenses when incurred, and include the accounts of Renewable Fuel consolidated with the accounts of all of its subsidiaries in which Renewable Fuel holds a controlling financial interest as of the financial statement date.  All intercompany accounts and transactions have been eliminated in consolidation. We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).

Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that give them the power to make significant decisions relating to the entity’s operations. The usual condition for a controlling financial interest in a voting entity is ownership of a majority voting interest. Accordingly, we consolidate our majority-owned subsidiaries and other voting interest entities in which we hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through other contractual rights.

VIEs are entities that lack one or more of the characteristics of a voting interest entity.  Either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or the equity investors do not have the characteristics of a controlling financial interest.   The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.

In determining whether we are the primary beneficiary of a VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE, such as our role in establishing the VIE and our ongoing rights and responsibilities; our economic interests, including debt and equity investments, servicing fees, and other arrangements deemed to be variable interests in the VIE; the design of the VIE, including the capitalization structure, subordination of interests, payment priority, relative share of interests held across various classes within the VIE’s capital structure and the reasons why the interests are held by us.

We perform on-going reassessments of whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and are therefore subject to the VIE consolidation framework and whether changes in the facts and circumstances regarding our involvement with a VIE result in a change in our consolidation conclusion regarding the VIE to change. Our reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether we have acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which we are involved may change as a result of such reassessments.

Use of Estimates

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

A Development Stage Company

The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of September 30, 2012, Renewable Fuel has not fully commenced operations nor has it received significant revenues from its planned principal operations.

Financial Instruments and Credit Risk

Financial instruments that potentially subject Renewable Fuel to credit risk include cash and cash equivalents and accounts receivable.  Domestic cash is deposited in demand accounts in US federal insured domestic institutions to minimize risk.  The balances in these accounts from time to time exceed federally insured limits. In addition, Renewable Fuel maintains bank deposits at state-owned banks within Malaysia and Indonesia, which were covered by local government insurance at September 30, 2012.

The carrying value of Renewable Fuel’s accounts receivable, net of allowance for doubtful accounts; represent their estimated net realizable value. A provision for doubtful accounts is provided based on historical experience.  Accounts deemed uncollectible are applied again the allowance. At September 30, 2012 and 2011, the allowance for doubtful accounts was $0.

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short maturities. The carrying amounts of notes payable approximated their fair value as the interest rates on the notes payable are tied to market adjusted bank rates and the notes are at market terms.

Renewable Fuel’s operations carried out in Malaysia and Indonesia may be influenced by the political, economic and legal environment in these countries.

Inventories

Inventories, consisting of raw materials and finished goods are recorded using the lower of cost or market value with cost, determined using primarily the first in-first out (FIFO) method.

Fair Value Measurement

The Company adopted ASC 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that prioritizes valuation inputs into three broad levels based on the characterization of the underlying inputs, and each fair value measurement is then assigned to one of the three levels. These levels are:

•
Level 1 – Valuation is based on quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

•
Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

A fair value measurement assumes that the asset or liability is exchanged in an orderly transaction between market participants to sell the asset or transfer the liability at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. The notion that a transaction resulting from a forced liquidation or distressed sale does not represent fair value.

If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability (or similar assets or liabilities), transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly). Further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.

Property, Plant and Equipment, Net

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

As discussed in Note 4, the Company provided an impairment charge for plants in progress and land held for sale during fiscal year end September 30, 2009.

Other Non-current Assets

Other non-current assets include land held for sale by Century, the Company’s wholly owned subsidiary.

Leases

Leases are evaluated to determine whether they are capital or operating in nature, as defined under the U.S. GAAP.  Rent expense under operating leases is recorded on a straight line basis over the term of the lease, as adjusted for any rent holidays, abatements, tenant allowances or other adjustments to monthly rental payments.  Capital leases are recorded as fixed assets and depreciated over the respective useful life of the leased asset.  Obligations under capital leases are recorded at the present value of future lease payments, with interest expense recorded over the term of the lease.

Debt Modifications

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

The net loss attributable to non-controlling interest of PBC contributed approximately $1.3 million, $1.2 million and $3.2 million for the year ended September, 2012, 2011 and from Inception October 1, 2006 to September 30, 2012, respectively from RFC’s 49% ownership in PBC upon its spin-off of the 51% ownership to DCSB on February 2, 2010. (see Note 3: Spin Off of Plant Biofuels Corporation)

Warrants

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

Stock-Based Compensation

Stock options and stock grants are awarded in return for service. The fair value of the award is measured at the grant-date and recognized as either compensation expense or a reduction to additional paid-in capital over the vesting period. Renewable Fuel records expense based upon the service period related to the grant.

Foreign Currency Translation and Other Comprehensive Income

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

The average and closing rates used in the translated of foreign currency amounts are as follow:

	September 30, 2012		September 30, 2011
	Closing Rate USD	Average Rate USD	Closing Rate USD	Average Rate USD

RM	0.3294	0.3216	0.3142	0.3192
1,000 IDR	0.1048	0.1084	0.1123	0.1126

Income Taxes

Renewable Fuel recognizes deferred taxes under the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established if necessary to reduce deferred tax assets to amounts expected to be realized.

Net Loss per Common Share

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

New Accounting Pronouncements

The following accounting standards which may impact our financial statements were issued as of September 30, 2012. A description of the standards and an assessment of its impact on our financial reporting are noted below:

In October 2012, the Financial Accounting Standards Board issued ASU 2012-04: Technical Corrections and Improvements which this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.

In August 2012, the Financial Accounting Standards Board issued ASU 2012-03: Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02: Intangibles: Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) which effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This Update are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.

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

NOTE 2—LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced cumulative losses of $65.3 million from October 1, 2006 (inception) through September 30, 2012, has net negative equity of $4.7 million and has not commenced operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Bank on October 29, 2012 has granted us an extension for full and final settlement on or before December 31, 2012. The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets.  As of January 16, 2013, the Bank has not declared a default nor taken any other action on the loan.

The management of PBC is actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure the distress.

The Company has held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the Bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through 2013. These discussions are in preliminary stages and certain lenders are on process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

Renewable Fuel is undertaking various plans and measures to raise capital through debt and equity offerings, which it believes will increase funds available for development and working capital. However, no assurances can be given that those plans and measures will be successful in increasing funds for the development and operations of the Company.

Should the Company be unsuccessful in obtaining debt or equity financing by early 2013, it is likely that the Bank will foreclose on the PBC plant.

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

NOTE 3—BUSINESS COMBINATIONS & DISPOSITION

Acquisition of Plant Biofuels Corporation Sdn Bhd

On December 31, 2007, Renewable Fuel entered into a share exchange agreement to acquire Plant Biofuels Corporation Sdn. Bhd. ("PBC").

As of the date of the transaction, Renewable Fuel had 6,500,000 outstanding shares of common stock, which were held by the following individuals or entities:

Shareholder	Shares held	%
William Van Vliet, CEO	812,500	13
Richway International Group, Ltd.	5,687,500	87
Total	6,500,000	100

In connection with this share exchange agreement, Renewable Fuel issued 73,000,000 common shares to shareholders of PBC, as follows:

Shareholder	Shares received	%
Exquisite Foresight Sdn. Bhd	21,900,000	30
Bio-Aspect Sdn. Bhd.	51,100,000	70
Total	73,000,000	100

In return RFC received 24,000,000 shares of PBC’s common stock.

In connection with this transaction, Renewable Fuel's CEO was granted 1,460,000 shares of common stock and options to acquire 3,650,000 shares common stock. As such, Renewable Fuel’s shareholders consisted of the following individuals and entities upon closing:

Shareholder	Shares held	%
William Van Vliet, CEO	2,272,500	3
Richway International Group, Ltd.	5,687,500	7
Exquisite Foresight Sdn. Bhd	21,900,000	27
Bio-Aspect Sdn. Bhd.	51,100,000	63
Total	80,960,000	100

The original owners of PBC received approximately 90% ownership and voting interest in the combined entity.  As such, Renewable Fuel has determined that this transaction represented a reverse merger, with PBC as the accounting acquirer.

As the accounting acquirer, the assets and liabilities of PBC were recorded using their historical amounts and the assets and liabilities of Renewable Fuel were accounted for using the purchase method of accounting, at their fair market value at the date of acquisition. Renewable Fuel’s assets and liabilities approximated their historical costs.

The carrying value of PBC’s net assets consisted of the following as of December 31, 2007, the date of acquisition:

Description	Amount (Unaudited)
Cash	$14,515
Other current assets	490,230
Plant and equipment	23,811,382
Total assets	$24,316,127

Accounts payable	$2,854,608
Long-term notes payable	14,161,519
Total liabilities	17,016,127
PBC net assets, at historical cost	$7,300,000

The fair value of the Renewable Fuel’s net assets consisted of the following as of December 31, 2007:

Description	Amount (Unaudited)
Cash	$574,209
Other current assets	9,500
Plant and equipment	2,338
Total assets	586,047

Accounts payable	$10,738
Accrued liabilities	3,000
Total liabilities	13,738
RFC net assets, at fair value	$572,309

Formation of Research Fuel Corp Sdn Bhd

On March 13, 2008, the Company incorporated its wholly own subsidiary, Research Fuel Corp Sdn Bhd, as their branch office in Malaysia.

Formation of BRII and the Acquisition of Century, PTPBI, Optimis and PTOTI by BRII

On August 15, 2008, Bio Refining Industries, Inc. (“BRII”), was incorporated as a wholly owned subsidiary of Caerus, Ltd., (“Caerus”), a British West Indies corporation, through the issuance of 51,000,000 common share of BRII to. On the date of formation, Caerus was owned by the following individuals: owned by the following individuals was by the owners of the following entities:

Owner	%
Badrul Hisham B Md Isa	18
Raghbir Singh	41
Lee Ah Meng	41
Total	100

BRII was formed as a holding company to roll-up and consolidate the ownership of the following entities, which were in the business of building biodiesel plants located in Dumai, Indonesia.

Entity	Country Domiciled
Century Corp Sdn. Bhd. (“Century”)	Malaysia
PT Plant Biofuel Indonesia (“PTPBI”)*	Indonesia
Optimis Teguh Sdn. Bhd. (“Optimis”)	Malaysia
PT Optimis Teguh Indonesia (“PTOTI”)**	Indonesia

*Century maintained 99% ownership of PTPBI
**Optimis maintained a 95% ownership of PTOTI.

At the time of the formation of BRII, the shareholders of Century consisted of the following individuals:

Shareholder	Shares held	%
Badrul Hisham B Md Isa	20,540,000	99
Lee Ah Meng	170,000	1
Total	20,710,000	100

At the time of the formation of BRII, the shareholders of Optimis consisted of the following individuals:

Shareholder	Shares held	%
Badrul Hisham B Md Isa	4,818,481	51
Raghbir Singh	4,629,524	49
Total	9,448,005	100

On September 5, 2008, BRII entered into individual share exchange agreements with the shareholders of Century and of Optimis, whereby they received common shares of BRII in exchange for 100% of their common shares of Century and Optimis.  The following table outlines the number of BRII common shares received by the previous owners of Century and Optimis:

Individual	Shares received
Badrul Hisham B Md Isa	8,087,604
Lee Ah Meng	55,646
Raghbir Singh	1,310,750
Total	9,454,000

Century assets and liabilities in connection with the September 5, 2008 share exchange with BRII:

Description	Century
Cash	$13,894
Other current assets	5,866
Plant and equipment	16,153,968
Total assets	16,173,728

Total liabilities	10,229,638
Net assets at historical costs	$5,944,090

As a result of this roll-up on September 5, 2008, BRII had the following shareholders:

Individual	Shares received
Badrul Hisham B Md Isa	8,087,604
Lee Ah Meng	55,646
Raghbir Singh	1,310,750
Caerus, Ltd.	51,000,000
Total	60,454,000

Subsequent to the consummation of the above transaction, the three individuals who previously owned Century and Optimis transferred their BRII common shares to Caerus, which resulted in Caerus holding all 60,454,000 outstanding common shares of BRII on September 5, 2008.  Their effective ownership of BRII was as follows:

Owner	%
Badrul Hisham B Md Isa	29
Raghbir Singh	35
Lee Ah Meng	36
Total	100

As noted above, Badrul Hisham B Md Isa controlled each of these entities prior to this transaction, however he did not control BRII after the September 5, 2008 roll-up. Since the original shareholders of Century received the largest portion of the ownership and control of BRII, Century Consolidated was determined to be the accounting acquirer and the transactions were accounted for using the purchase method of accounting for business combinations.

The assets and liabilities of BRII and Optimis and its 95% owned subsidiary, PTOTI, were recorded at their fair value (which approximated their historical cost) on the date of acquisition.  The assets and liabilities of Century, as the acquirer, continued to be recorded at their historical values.

Century, as the accounting acquirer, received the following assets and liabilities in connection with the September 5, 2008 share exchange with BRII.

Description	Optimis	BRII
Cash	$17,283	$-
Other current assets	12,273	-
Plant and equipment	11,753,365	-
Total assets	11,782,921	-

Liabilities assumed	9,154,900	-
Net assets acquired by Century, at fair value	$2,628,021	$-

Acquisition of Bio Refining Industries Inc ("BRII")

On September 5, 2008, and simultaneous with the formation of BRII and the acquisition previously noted, Renewable Fuel entered into a share exchange agreement with Caerus to acquire 100% of the outstanding shares of BRII in exchange for 120,908,000 common shares of Renewable Fuel. In return RFC received 60,454,000 shares of BRII’s common stock.

Simultaneous with this exchange, Caerus issued 31,400,000 of its 120,908,000 common shares of Renewable Fuel to four entities which performed legal and advisory services in connection with the transaction.

Upon closing of this transaction, Renewable Fuel shareholders consisted of the following individuals and entities:

Shareholder	Shares held	%
Caerus	89,508,000	44
Green Technology Systems, Inc.	9,300,000	4
Archer Limited	9,500,000	5
Signet Capital Limited	3,000,000	1
Northern Holding Corp.	9,600,000	5
William Van Vliet, CEO	4,690,660	2
Richway International Group, Ltd.	5,687,500	3
Exquisite Foresight Sdn. Bhd	21,900,000	11
Bio-Aspect Sdn. Bhd.	51,100,000	25
Total	204,286,160	100

As a result of the purchase of BRII through the issuance of Renewable Fuel’s common stock, the original owners of BRII collectively owned and had voting rights of approximately 59% of the combined entity.  The transaction was accounted for as a reverse merger, with BRII as the accounting acquirer of Renewable Fuel. Since the original shareholders of Century received the largest portion of the ownership and of the control of BRII, Century was determined to be the accounting acquirer. The assets and liabilities of Renewable Fuel, PBC and Research were recorded at their fair value (all of which approximated their historical cost) on the date of acquisition.

Century, as the accounting acquirer, received the following assets and liabilities in connection with the September 5, 2008 share exchange between BRII and Renewable Fuel:

	RFC	PBC	Research
Cash	$42,349	$63,241	$14,104
Other current assets	15,700	18,929	-
Plant and equipment	2,403	40,116,346	2,154
Total assets	60,452	40,198,516	16,258

Liabilities assumed	(99,160)	(33,211,881)	(71,681)
Net assets acquired	$(38,708)	$6,986,635	$(55,423)

As required by the purchase method of accounting for business combinations, the above BRII consolidated information includes the assets and liabilities of Century, the accounting acquirer, at their historical costs and the assets and liabilities of BRII, the parent, and Optimis, at the fair market values (all of which approximated their historical cost) at the date of acquisition.

At the completion of the reverse merger the majority of the assets were centered in plants in progress which were valued at the historical cost of the plants in their local currencies translated to United States Dollars.  The primary liabilities were trade payable and term loan payables, both of which were recorded at their outstanding balances in their local currencies translated to United States Dollars.

Spin off of PBC

As a result of Renewable Fuel's purchase of PBC in December 2007, PBC was not in compliance with several debt covenants, and in technical default on its primary loan facility with a Malaysian bank (see "Note 6 - Term Loans In Default" for additional information regarding the loan facility).  The primary issue involved the stipulation that the obligor on the loan facility, PBC, must be owned by at least a simple majority of domiciled Malaysian citizens.  In order to cure the default the Company transferred 51% of the common shares of PBC to Dakap Capaian Sdn. Bhd. ("DCSB"), a company wholly-owned and controlled by two of the Company's directors.

The transaction to transfer PBC shares to DCSB was completed on February 2, 2010 as follows:

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

In addition, PBC executed a loan agreement for $19.8 million to recognize advances made by Renewable Fuel to date. This loan is to be paid together with estimated interest of $5.5 million in 48 equal monthly installments, beginning January 1, 2015. The loan balances have been eliminated in the Company’s consolidated financial statements.

Summary of Reporting Entities

The following table reflects a summary of operations included in the consolidated financial statements for the years ended September 30, 2012 & 2011:

Subsidiary	Effective Ownership %	Country Domiciled
Bio Refining Industries Inc.	100%	United States
Plant Biofuels Corporation Sdn. Bhd.	49%	Malaysia
Research Fuel Corp Sdn. Bhd.	100%	Malaysia
Century Corp Sdn. Bhd.	100%	Malaysia
PT Plant Biofuel Indonesia	99%	Indonesia
Optimis Teguh Sdn. Bhd.	100%	Malaysia
PT Optimis Teguh Indonesia	95%	Indonesia

NOTE 4—IMPAIRMENT OF LONG-LIVED ASSETS

In 2008, the U.S. and world economies moved into an economic recession.  The financial crisis intensified in September 2008 following the collapse of several leading investment banks.  In response to the weaker demand, businesses cut production and employment, and postponed capital spending plans.  In addition, the price of oil declined substantially.

Market dislocations throughout 2008, including the severe volatility, illiquidity and credit dislocations that were experienced in the fourth quarter of 2008, adversely affected the market value of the Company’s long term assets. The market dislocations have continued to affect the market values of the Company’s long term assets into 2009.

In a market that is not active and in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price determines fair value. Determining fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales.  Accordingly, the degree of judgment that the Company exercised in determining fair value is greatest for securities categorized in Level 3.  In determining fair value for an asset, the use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. However, a reporting entity’s intention to hold the asset or liability is not relevant in estimating fair value. Fair value is a market-based measurement, not an entity-specific measurement.

The Company estimated the fair value of its investments in plants in progress and land held for sale. This estimation was based on a number of factors, including appraisals, comparable valuations of plants by other publicly-traded bio-fuels companies, the original investment amounts, discounted cash flow models, as well as current and projected operating performance.

These estimated values do not necessarily represent the amounts that the Company may ultimately realize because of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, the estimated values may differ from the actual fair values that may or may not be ultimately realized.  Such values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the estimates presented herein do not necessarily indicate the amounts that the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

Under current market conditions, the Company’s investment in plants in progress and land held for sale may be deemed to be illiquid.  Illiquid investments are generally those that cannot be sold or disposed of in the ordinary course of business at approximately the prices at which they are valued. The Company may be required to dispose of illiquid assets at a price significantly lower than the recorded value since the market price of illiquid assets generally is more volatile than that of more liquid securities. This illiquidity may result in the Company incurring greater losses on the sale of some securities than under more stable market conditions.

During 2009 the Company performed a fair value assessment on the plants in progress and land held for sale.  These assets are not carried at fair value on a recurring basis.  These assets were valued using significant unobservable inputs (Level 3).

The fair value measurement of the Company’s investments in plants in progress and land held for sale, using present value, captures the following elements from the perspective of market participants as of the measurement date:

a.	An estimate of future cash flows for the asset being measured.
b.	Expectations about possible variations in the amount and/or timing of the cash flows representing the uncertainty inherent in the cash flows.
c.	The time value of money, represented by the rate on risk-free monetary assets that have maturity dates or durations that coincide with the period covered by the cash flows (risk-free interest rate).
d.	The price for bearing the uncertainty inherent in the cash flows (risk premium or credit spread).
e.	Other case-specific factors that would be considered by market participants.

The Company evaluated the fair value of the Kuantan, Malaysia plant by determining a holding period of 4 years to sale the plant in progress.  The sales value was assumed to approximate the appraised value of the property at November 2008 (158,000,000 Malaysian Ringgit).  This value was also supported by projected Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA). The EBITDA amount was determined based on a financial projection which assumes sales price, cost of goods sold, general costs and other costs necessary to get the plant operational. The property was assumed to operate under limited operations for the holding period.  There was assumed to be a sales cost of the property of approximately 5% of the sales price.  The estimated cash flows were discounted at 20% per annum which the Company’s management believes represents the rate required on risk free assets plus a risk premium for this particular asset.  Based on this impairment analysis the Kuantan plant was written down to its fair value of $20.4 million during the fiscal year ended September 30, 2009.

Estimated plant useful life is 15 years and depreciation will begin once the plant is placed in service.

As of September 30, 2012, the Company has reassessed its impairment analysis and believes no additional impairment is required as of September 30, 2012.

These assumptions and estimates are made without the company having any historical information to rely on.  To date, the company has not operated the plant profitably.  Any changes in the company’s assumptions and estimates and changes in market conditions could impact the value of the company’s plant assets.

The value of the two Indonesian plants in progress were determined to be $0 as the ability to resale the land is determined to be limited and the carrying value of the plants were primarily in engineering and planning costs which are project specific.  The estimated costs to complete the projects would exceed the value of the property as of September 30, 2009.  There is no salvage value for the materials acquired for the plants, which were not significant, at September 30, 2012 and 2011.

The land held for sale was valued at zero because the discounted value of the potential sales price of the land, less sales cost, was less than the estimated cost to prepare the land for sale.

Plants under construction – As of September 30, 2008, the Company had plants under construction of $65.8 million which had decreased to $64.9 million as of December 31, 2008 due to foreign currency translation adjustments during the period.  The following table outlines the carrying value and fair value of these assets as of December 31, 2008, along with the related impairment expense determined under this assessment:

Owner	Location	Type	Planned Capacity	Carrying Value	Fair Value	Impairment Expense
Century	Dumai, Indonesia	Biodiesel	60 MGA	$14,870,000	$-	$14,870,000
Optimis	Dumai, Indonesia	Biodiesel	60 MGA	11,450,000	-	11,450,000
PBC	Kuantan, Malaysia	Biodiesel	60 MGA	38,530,000	20,430,000	18,100,000
Total			180 MGA	$64,850,000	$20,430,000	$44,420,000

Leasehold interests in land - As of September 30, 2008, the Company had leasehold interests in land of $1.6 million which had decreased to $1.4 million as of December 31, 2008 due to foreign currency translation adjustments during the period.  The following table outlines the carrying value and fair value of these assets as of December 31, 2008, along with the related impairment expense determined under this assessment:

Owner	Location	Carrying Value	Fair Value	Impairment expense
PTPBI	Dumai, Indonesia	$268,000	$-	$268,000
PBC	Kuantan, Malaysia	1,167,000	-	1,167,000
Total		$1,435,000	$-	$1,435,000

Freehold land - As of September 30, 2008 and December 31, 2008, the Company’s wholly owned subsidiary, Century, had undeveloped land plots available for sale with a carrying value of $0.6 million.

Century was not actively marketing these land plots for sale.  Given the lack of market demand due to the aforementioned global credit crunch, coupled with the incremental development and selling expenses required to bring them to market, the Company determined that the plots had negligible value.  As such, Renewable Fuel recorded a complete valuation allowance of $0.6 million.

The above impairment analysis of plants in progress, leasehold land rights and freehold land plots, resulted in a total impairment expense of $46.5 million during the 1st quarter ended December 31, 2008.

No additional impairment expense was recorded in 2009, 2010, 2011 or 2012.  Changes in the impairment allowance are a result of foreign currency translation adjustments.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	September 30, 2012	September 30, 2011
Buildings and improvements	$31,132	$29,699
Furniture and equipment	29,025	27,728
Computer equipment	22,150	20,378
Vehicles	67,320	64,218
Total	149,627	142,023
Less - accumulated depreciation	(106,448)	(80,554)
Property and equipment, net	$43,179	$61,469

Plants in progress consisted of the following at:

	September 30, 2012	September 30, 2011
PBC plant and leasehold interest in land	$46,151,378	$44,025,213
Century/PTPBI plant and leasehold interest in land	17,502,015	16,739,708
Optimis/PTOTI plant	13,257,707	12,646,932
Total	76,911,100	73,411,853
Less - accumulated impairment losses	(51,509,233)	(49,179,975)
Plants in progress, net	$25,401,867	$24,231,878

The change in the carrying value of the plants in progress and the accumulated impairment losses are primarily the result of foreign currency translation adjustments.

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

Plant in progress at September 30, 2012 and 2011 includes approximately $1.0 million of interest cost which has been capitalized into plants in progress related to the PBC plant.

During 2009, the Company performed a fair value assessment on the plants and leasehold interest in land which resulted in substantial impairment. No additional impairment expense has been recorded since 2009.  Changes in the accumulated impairment losses are a result of foreign currency translation adjustments.

Real estate held for sale consisted of the following as of September 30, 2012 and 2011:

Description	2012	2011
Land held for sale	$677,259	$672,480
Less - accumulated impairment losses	(677,259)	(672,480)
Real estate held for sale, net	$-	$-

The Company incurred depreciation expense of $22,000 during the years ended September 30, 2012 and 2011, respectively.

The Company sold no land plot during the year ended September 30, 2012 any sales will then resulted in a potential gain as the cost basis of all land plots had been written off during the year ended September 30, 2009.

Estimated plant useful life is 15 years and depreciation will begin once the plant is placed in service.

The costs basis of long-lived assets located in foreign locations, as well as the respective accumulated impairment and depreciation are translated into the reporting currency based on the foreign exchange rates as of each reporting date.  As such, the gross value of the long lived assets and the accumulated impairment and depreciation will generally fluctuate from period to period in amount which may not be in line with the associated depreciation and impairment expense recorded in the income statement.

NOTE 6—TERM LOANS IN DEFAULT

In October 2007, PBC entered into a loan agreement with a Malaysian bank (the "Facilities"), which provided debt financing under two individual term loans totaling $19.4 million and revolving line of credit of $3.3 million.  Disbursements under the revolving line of credit are restricted for purchases of raw materials, such as feedstock for plant operations, and are repayable within six months from date of disbursement.  At September 30, 2012 and 2011 total amounts borrowed under the revolver was $0.

The term loans under the Facilities bear interest at the bank's effective costs of funds + 1.25% in year one, increasing to +2% in year two and beyond. From August 1, 2010, the bank’s effective costs of funds have been revised from 6.25% to 6.30%. Therefore, at September 30, 2012, the interest rate for the term loans was 8.30% per annum. On a monthly basis the bank adds accrued interest into the principal balance outstanding.  The subsequent monthly interest accrued is based on the new outstanding principal balance.  Consequently, all accrued interest related to this loan has been reclassified by the Company as debt; in prior period statements this amount was reflected in accrued liabilities.  Total accrued interest on the term loans, added to the principal balances was $8.6 million and $6.3 million at September 30, 2012 and 2011 respectively, resulting in debt of $28.8 million and $25.1 million for the two term loans at September 30, 2012 and 2011.

Interest payments will be made with the commencement of monthly installments beginning on each term loan's respective date as described below. The term loans under the Facilities are secured by a first priority interest over all existing property, plant and equipment and all assets of PBC. In addition, the term loans are jointly and severally guaranteed by the directors of PBC.

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

The Bank on October 29, 2012 has granted us an extension for full and final settlement on or before December 31, 2012. The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets.  As of January 16, 2013, the Bank has not declared a default nor taken any other action on the loan.

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

Debt consisted of the following as of:

	September 30,	September 30,
	2012	2011
Term loan maturing November 7, 2014, payable in monthly installments of $34,000 beginning December 1, 2010, bearing interest at 8.3% as of September 30, 2012.	$1,634,239	$1,291,941
Term loan maturing November 7, 2014, payable in monthly installments of $566,000 beginning January 1, 2011, bearing interest at 8.3% as of September 30, 2012.	27,189,182	23,832,156
Total term loans in default, current	$28,823,421	$25,124,097

Future contractual principal payments on the term loans are as follows:

For the year ended September 30:
2013	$12,549,372
2014	7,205,855
2015	7,205,855
2016	1,862,339
2017	-
Thereafter	-
Total	$28,823,421

The Company has classified the term loans as a current liability due to the fact that planned principal payments were not made following the year ended September 30, 2012. As of the year ended September 30, 2012, the term loan payable in default amounted to $15,622,241.

In January 2012, the Bank advanced a total of $151,805 to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is accumulated into the total term loan outstanding by the Bank and carrying the same interest rate as the term loan.

The Company incurred interest expense of $2.3 million and $2.1 million during the year ended September 30, 2012 and 2011, respectively.

NOTE 7—STOCKHOLDERS' EQUITY

Common Stock

On October 1, 2006 Century began operations in the biodiesel industry. The Company had 2,510,404 of restated shares of common stock outstanding and paid in capital of $117,213.

On January 22, 2007, Century issued 7,414,445 restated shares of common stock for total proceeds of $358,862.

On July 28, 2008, Century issued 110,983,152 restated Renewable Fuel shares of restricted common stock to Badrul Hisham Bin Md Isa in exchange for the forgiveness of $5,530,000 of advances made to the company during the period March 2007 through July 2008.

On September 5, 2008, the Company consummated a share exchange agreement to acquire BRII. The Company exchanged 120,908,000 shares of its restricted common stock for 100% of the issued and outstanding ordinary shares of BRII, and BRII became a 100% owned subsidiary of the Company. The Company had 80,960,000 outstanding shares of common stock prior to its acquisition of BRII.

On February 3, 2009 the Company issued 1,961,570 shares of restricted common stock to individuals in exchange for the forgiveness of $1,961,570 in advances made to various Renewable Fuel subsidiaries from November 2007 through January 2009.

In addition, from October 1, 2008 through September 30, 2009 the Company issued 2,026,196 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $2,026,196.

In addition, from October 1, 2009 through September 30, 2010 the Company issued 1,156,971 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $1,156,971.

In addition, from October 1, 2010 through September 30, 2011 the Company issued 628,022 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $628,022.

In addition, from October 1, 2011 through September 30, 2012 the Company issued 491,740 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $491,740.

The Company has also issued 3,489,238 shares of common stock for compensation or services rendered.

Common Stock Options

During fiscal year 2008, the Company granted 3,600,000 stock options to certain key employees with an exercise price of $0.10 per share (the "Employee Options").  The Employee Options are exercisable to purchase shares of Renewable Fuel common stock at a price equal to or greater than the fair value of the stock at the time the options were granted.  The Employee Options issued vest ratably over three years on the anniversary dates of the grants and have a ten year contractual life.

The calculated fair value of the 3,600,000 Employee Options issued is $318,000.  Of that amount, $81,000 was recorded as share-based compensation expense in the separate company Renewable Fuel statement of operations for the period October 1, 2007 through September 5, 2008 and $237,000 was the unamortized balance of share-based compensation expense to be recognized over the remaining vesting period for the Employee Options (2.2 years).  However, on September 5, 2008, Renewable Fuel was acquired in a reverse merger in connection with a share exchange agreement with BRll.  As such, the $81,000 expense amount is not included in the accompanying consolidated statement of operations for the accounting acquirer, BRII (see Note 3).  Share-based compensation expense recognized for the Employee Options during the year ended September 30, 2012 was $0. During the year ended September 30, 2009, 400,000 stock options were forfeited leaving 3,200,000 stock options outstanding at September 30, 2012 and 2011.

From October 1, 2006 (inception) through September 30, 2012, stock options totaling 11,623,120 with immediate vesting terms were issued to the current CEO in connection with certain equity transactions as described above in accordance with his employment agreement (the "CEO Options").

The exercise prices for the CEO Options are as follows:

Date Issued	Options issued	Exercise price per share	Fair Value
December 31, 2007	3,650,000	$0.10	$319,697
September 5, 2008	6,045,400	$0.07	390,822
September 24, 2008	458,584	$1.00	22,831
September 30, 2009	1,304,968	$1.00	747,765
September 30, 2010	57,850	$1.00	33,150
September 30, 2011	81,740	$1.00	57,813
Year ended September 30, 2012	24,578	$1.00	$17,383
Total issued since inception	11,623,120		$1,589,461

Compensation expense recognized in the accompanying consolidated statement of operations related to the Employee Options and CEO Options for the years ended September 30, 2012 and 2011 and for the period from October 1, 2006 (inception) through September 30, 2012, were approximately $17,000, $79,000 and $1,472,000, respectively.  Amounts expensed as a result of the immediate vesting of CEO Options represent the fair value of the options granted.  In connection with the share exchange agreement with PBC 3,650,000 options were granted to the CEO. On September 5, 2008 Renewable Fuel and PBC were acquired in a reverse merger in connection with a share exchange agreement between Renewable Fuel and BRII.  As such, the calculated fair value of the 3,650,000 CEO Options, or $319,000, is not included in the historical accompanying consolidated statement of operations for the accounting acquirer, Century Consolidated (see Note 3).

The fair value of the common stock used in the computation of the fair value of the options issued was determined based on third party purchases of the Company's common stock.  The Company applied the simplified method in estimating the average expected life of the options.  Because the Company's stock is not actively traded, the Company used the average historical volatility rate for publicly traded companies that are engaged in similar alternative fuel activities to those of the Company.  In order to estimate the expected volatility as of the grant date, the Company used a simple average of the volatility for a similar time period as the expected life of the options and the current implied volatility of exchange traded options.

Assumption	September 30, 2012	September 30, 2011	Inception to September 30, 2012
Weighted average fair value of options granted	$0.71	$0.71	$0.14
Dividend yield	0%	0%	0%
Weighted average risk-free interest rate	2.13%	2.13%	1.43%
Weighted average expected volatility	91%	91%	122%
Expected life in years	5	5	5
Weighted average fair value of common stock	$1.00	$1.00	$0.19

The following table summarizes information about common stock options granted, exercised, forfeited, vested and exercisable:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2011	14,798,542	0.21
Granted	24,578	1.00
Forfeited	-	-
Exercised	-	-
Options exercisable – September 30, 2012	14,823,120	$0.21
Options vested or expected to vest	14,823,120	$0.21

On July 20, 2012, the Company extended the term of options issued prior to July 20, 2012 an additional three (3) years from the date of vesting. As a result the Company will record approximately $1.1 million of stock based compensation during the fourth quarter of fiscal 2012.

The following is a summary of options outstanding and exercisable at September 30, 2012:

		Weighted-Average		Weighted-Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Contractual Life	Exercisable	Contractual Life
$0.07	6,045,400	8.9	6,045,400	8.9
$0.10	6,850,000	8.3	6,850,000	8.3
$1.00	1,927,720	9.4	1,927,720	9.4
$0.20	14,823,120	8.7	14,823,120	8.7

The following table summarizes additional information about stock options as of September 30, 2012 & 2011:

Description	2012	2011
Estimated unrecognized compensation cost for non-vested options	$-	$35,445
Weighted average term the expense will be recognized	0 years	0.5 years

The common stock options are generally protected from anti-dilution via adjustments for any stock dividends, stock splits, combination or other recapitalization.

The intrinsic value of all vested and unvested options at September 30, 2012 and September 30, 2011 is $0 and the Company intends to issue new shares upon stock option exercises.

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

Description	Assumption
The weighted average fair value of warrant issued (per common share)	$0.43
Dividend yield	0%
Weighted average risk-free interest rate	1.81%
Weighted average expected volatility	70%
Expected life in years	2.5

The fair value of the warrant was determined using the deemed fair value of the underlying common stock of $1.00 per common share at February 20, 2009.  Because the Company's stock is not actively traded, the Company used the average historical volatility rate for publicly traded companies that are engaged in similar alternative fuel activities to those of the Company for a similar time period as the expected life of the warrant.  The expected life of the warrant was derived as the midpoint between its five year contractual life and it’s immediately exercisability.  The fair value of the warrant determined was included in additional paid-in capital as a transaction cost.

The Company reviewed the terms of the warrants and determined that they represented an embedded derivative due to the fact that the warrant is not indexed to its own stock and it was previously presented as stockholders equity. The Company reclassified the value of the warrants from paid in capital to derivative liability on October 1, 2009.

As of September 30, 2012, the fair value of the derivative liability was valued at $232,302, which resulted in other expense of approximately $57,700. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants as of September 30, 2012

Description	Assumption
The weighted average fair value of warrant issued (per common share)	$0.39
Dividend yield	0%
Weighted average risk-free interest rate	0.23%
Weighted average expected volatility	68%
Expected life in years	2.20

Mandatorily Convertible Preferred Stock

The Company’s restated certificate of incorporation filed on September 18, 2008 authorizes 10,000,000 shares of Preferred Stock with a par value of $0.0001 and a stated value of $10.00.

A summary of the Company’s convertible preferred stockholders (in shares) is as follows as of September 30:

	2012	2011
Plant Offshore Group Limited	-	1,017,878
Oilcorp International Limited	-	2,211,166
Well Crown Investments Limited	-	-
Total	-	3,229,044

The Company has reviewed the terms of the agreements and determined that the conversion features require presentation as temporary equity.

Dividend Provisions
The holders of the Series A Preferred Stock accrue dividends at the rate of 8% per share per annum. Dividends are cumulative, accrue on a quarterly basis commencing one year from the date of issuance (the "Commencement Date") and when declared will be paid with the Company's common stock at a conversion rate of $1.00 per common share.  Dividends will accrue from the commencement date until the preferred shares have been converted into debt or common stock as described below.  If dividends on the Series A Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for common stock. Dividends in arrears do not bear interest. The Company has not declared any dividends on the Series A Preferred Stock outstanding. All of the accumulated dividends totaling $6,565,638 were converted into common stock in 2012.

Liquidation Rights
Upon the occurrence of a voluntary or involuntary liquidation (including consolidations, mergers or sale of assets as defined by the Preferred Stock agreement), if the remaining net assets of the Company are sufficient, the holders of the Series A Preferred Stock shall be paid no less than liquidation value plus all dividends in arrears (whether or not declared), out of the assets of the Company legally available for distribution to its stockholders, before any payment or distribution is made to any holders of Common Stock.

If upon any liquidation or dissolution, the remaining net assets of the Company are insufficient to pay the amount that the Series A Preferred Stock holders are due as indicated above, the holders of Series A Preferred Stock will share ratably in any distribution of the remaining assets of the Company.

Voting Rights
Series A Preferred Stock holders do not have voting rights, however the Company is prohibited, without obtaining the approval of the each of the holders of the preferred stock, from altering or adversely changing the powers, preferences or rights given to the preferred stock, or amended the certificate of designation governing the preferred stock.

Automatic Conversion into Common Stock
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

Optional Conversion into Debt Instrument
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

Preferred Stock Issued During 2008:
On September 24, 2008, the Company issued Plant Offshore Group Limited ("POGL") 917,168 shares of its Series A Preferred Stock in exchange for $9,171,680 of trade payables due POGL by the Company.

Preferred Stock Issued During 2009:
On July 20, 2009, the Company issued Oilcorp International Limited ("Oilcorp") 2,211,166 shares of its Series A Preferred Stock in exchange for $22,111,660 in trade payables due Oilcorp by the Company.

Preferred Stock Issued During 2011:
On August 23, 2011, the Company issued Plant Offshore Group Limited ("POGL") 100,710 shares of its Series A Preferred Stock in exchange for $1,007,100 of trade payables due POGL by the Company.

At the time of the signing of the subscription agreement, the Company entered into a Supplemental Agreement with Oilcorp agreeing to preferential debt service payments in the case of Oilcorp's optional conversion from preferred stock to debt as well as certain price protections in the case of Oilcorp's automatic conversion from preferred stock or debt to the Company's common stock. The terms of the Supplemental Agreement also requires that dividends at rate of 8% per annum are to be accrued as of the date of closing, July 20, 2009.

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

i.	The Aggregate Value will be calculated by multiplying the dollar value of the preferred stock by the number of preferred shares outstanding (or the entire amount of debt if converted).

ii.	The Trading Value is equal to the WAP times the number of Company common shares that the then outstanding debt or preferred shares will convert into.

d.	The number of warrants to be issued to Oilcorp will equal the Shortfall Amount divided by the TVW.

e.	If the WAP, when calculated, is equal to or more than $1.00 per share, the Company will have no obligation to issue any warrants to Oilcorp.

The Company has evaluated this conversion arrangement and determined that it is not an embedded derivative as of September 30, 2011.

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

NOTE 8—RELATED PARTY TRANSACTIONS

The Company has significant contracts with subsidiaries which are also common stockholders to construct its biodiesel plants (see "Note 12 - Commitments and Contingencies" for additional information regarding these contracts).  Cash flows remitted by the Company to the contractors are treated as financing in nature given the significant lag time between the timing of work completed, and the payment or conversion of outstanding billings.

Advances totaling $25,779 and $24,591 from Plant & Offshore Technology Sdn. Bhd., an indirect subsidiary of Plant Offshore Group Limited (“POGL”), are included in accounts payable, related parties at September 30, 2012 and 2011, respectively.

Oilcorp is a vendor currently engaged by the Company to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia (see "Note 7 - Stockholders' Equity" for additional information with respect to the terms of the Company's Series A Preferred Stock issued to Oilcorp in exchange for trade payables related to these services). Accounts payable to various subsidiaries of Oilcorp, totaled $71,594 and $68,296 are included in accounts payable, related parties at September 30, 2012 and 2011, respectively.

Accounts payable, related party in the Company's accompanying balance sheet includes $538,966 and $449,934 of amounts payable to directors or shareholders of Renewable Fuel's consolidating companies as of September 30, 2012 and 2011, respectively.

Amounts payable to other related parties were $1,099 and $1,153 as of September 30, 2012 and 2011, respectively.

On February 2, 2010 the Company entered into a share exchange agreement with Dakap Capaian Sdn. Bhd., a company wholly-owned and controlled by two of the Company's shareholder-directors (see "Note 3 – Spin off Plant Biofuels Corporation" for additional information in respect to the transaction). As of September 30, 2012, the Company has accounts receivable totaling $12,096 from Dakap Capaian Sdn Bhd related to expenses incurred in connection with the February 2010 share exchange agreement.

NOTE 9—INCOME TAXES

The Company conducts all of its operating business through its United States parent, Renewable Fuel, and its seven operating subsidiaries as follows: United States (2), Malaysia (3) and Indonesia (2). The Company plans to files a consolidated United States income tax return for Renewable Fuel. The Company's five foreign subsidiaries are governed by the tax laws of the local country and file local returns, as required.

The Company recorded no US Federal income tax for the years ended September 30, 2012 and 2011 and for the period October 1, 2006 (inception) through September 30, 2012.  The income tax is different from applying the statutory US income tax rate of 34% to the net loss before taxes as a result of the following items:

Description	2012	2011
Tax at statutory rate of 34%	$(605,000)	$(200,000)
Impact of permanent differences and other	416,000	40,000
Non-US income taxed at different rates	(609,000)	(586,000)
Valuation allowance	798,000	746,000
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

Deferred tax assets	2012	2011
US net operating loss	$1,163,000	$975,000
Non-US net operating loss	2,627,000	2,018,000
	3,790,000	2,993,000
Less valuation allowance	(3,790,000)	(2,993,000)
Total	$-	$-

Based on continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of its domestic deferred tax assets and therefore has recorded a valuation allowance against the deferred tax asset.

At September 30, 2012, the Company had approximately $3.8 million in net operating loss carry forwards, of which $1.2 million was generated in the Company's US operations. The US federal net operating loss carry-forwards, if not utilized, will begin to expire in 2028, while the Indonesian related net operating losses begin to expire after five years and the Malaysian net operating losses can be carried forward indefinitely.

The Company is not in compliance with all income tax filings.  The Company may be subject to fines and penalties of up to $120,000 related to certain late filings.  RFC plans to file all necessary returns during FY2013 and will appeal any fines assessed.  The Company has reviewed the range of likely outcomes and determined that it is more likely than not that they will not ultimately be required to pay such penalties. As such, the Company has not accrued any liability for these potential fees in the accompanying financial statements.

NOTE 10—OPERATING SEGMENTS

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

The following table represents the significant items by operating segment for the results of operations for the years ended and as of September 30, 2012 and 2011:

Description	2012	2011
Loss before income taxes:
Malaysia	$(2,551,286)	$(2,351,733)
Indonesia	(6,736)	(64,716)
Corporate (a)	(1,816,009)	(613,436)
Total	$(4,374,031)	$(3,029,885)

Assets:
Malaysia	$25,528,484	$24,329,974
Indonesia	14,824	24,885
Corporate (b)	43,956	60,911
Total	$25,587,264	$24,415,770

(a)
Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the business segments.

NOTE 11—LEASES

The Company leases equipment and vehicles from various parties under capital lease agreements that expire through October 2015.  The total amount financed through under these capital leases was $88,000 and $84,000 at September 30, 2012 and 2011, respectively.  Accumulated amortization on these leases was $89,000 and $76,000 at September 30, 2012 and 2011, respectively.  Amortization of assets recorded under capital leases is included in depreciation expense.  The current and long-term portion of the capital leases have been recorded in "Other current liabilities" and "Other long-term liabilities," respectively on the consolidated balance sheets.  The current and long-term portions of capital leases as of September 30, 2012 and 2011 were as follows:

Description	2012	2011
Current portion	$8,573	$7,053
Long-term portion	16,469	22,548
Total	$25,042	$29,601

The Company also has non-cancelable operating leases that expire through June 2012.  Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions.

In addition, the Company owns fully-paid-up leasehold interests in land in Kuantan, Malaysia and Dumai, Indonesia under 99-year and 20-year leases. To date, individual issued document of title have not been issued by the relevant authorities for the said land. The category of land use of the said land is for “industry”. There is a restriction-in-interest on the said land in that the said land shall not be transferred, charged, lease, sub-lease or otherwise in any manner dealt with or disposed off without the written sanction of the relevant authority.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum lease payments as of September 30, 2012 are as follows:

Year ending	Capital Leases	Operating Leases
2013	$9,836	$22,000
2014	8,431	18,500
2015	8,431	3,900
2016	691	-
2017	-	-
Thereafter	-	-
Total minimum lease payments	27,389	44,400
Less: amount representing interest	(2,347)	-
Present value of net minimum leases	$25,042	$44,400

Rental expense for operating leases was $20,500 for the years ended September 30, 2012 and 2011, respectively.

NOTE 12—CAPITAL COMMITMENTS AND CONTINGENCIES

On January 18, 2007 PBC entered into an agreement with Oil-Line Engineering & Associates Sdn Bhd ("OLEA"), a subsidiary of Oilcorp, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Malaysia. The contract price indicated a cost of approximately $38 million.  At September 30, 2012 construction on the Kuantan plant was substantially complete.

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

On December 12, 2008 Century entered into an agreement with Plant & Offshore Technology Sdn Bhd, an indirect subsidiary of POGL, whereby POGL would provide engineering, procurement and construction management of a 60 MGA, multi-feedstock biodiesel facility in Indonesia.  The contract price indicates a cost of approximately $66 million. On August 23, 2011 the contract has been terminated due to the contract period has expired.

As of September 30, 2012, the Company was not subject to any material legal proceedings.  From time to time, however the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and business partners.  Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company's financial position, operating results or cash flows.

NOTE 13—SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date the financial statements were issued.

From October 1, 2012 through October 19, 2012 the Company issued 33,950 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $33,950.  In connection with these transactions the Company's CEO was granted 678 shares of common stock and options to acquire 1,696 shares of common stock in accordance with the terms of his employment agreement, which grants him awards of 2% and 5%, respectively, in the event the Company enters into an equity transaction, as defined by his employment agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), the Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

The management has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012 due to lack of employees to segregate duties related to preparing the financial reports. Management is attempting to correct this weakness by raising additional funds to hire additional employees.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

The management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as accounting functions in Malaysia are performed by individuals lacking appropriate oversight by those with accounting and financial reporting expertise. The officers of the Company do not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, management is considering hiring additional staff or outsourcing some or all of the Company’s accounting functions to those with the appropriate level of accounting expertise.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2012.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

William Van Vliet	47	Chairman and Chief Executive Officer
Richard Henderson	67	Director and President
Yee Hean, Tan	47	Director (Deceased September 29, 2012)
Nam Sang, Cho	50	Director and Vice President, International Affairs

Mr. Van Vliet joined us in November 2007 as Chairman of the Board and Chief Executive Officer and continues to serve in those positions. In January, 1994 Mr. Van Vliet was founder and CEO of Universal Communications Network which grew to one of the top 10 technology companies in the Telecommunications / IT Sector in the late 90’s.  He sold the company in November 1998. In April 1999 Mr. Van Vliet founded Bridgeport Energy Corp. which provided consulting services to start-up companies and investors interested in acquisitions in the technology sector and he currently maintains private interests in several businesses involved in the  telecommunications, technology and ornamental agriculture industries. As a member of the Board Mr. Van Vliet’s experience launching successful international startup companies in other industries brings valuable leadership to our Board

Mr. Henderson joined us in December 2007 as President and Director and continues to serve in those positions.  From November 2003 to December 2007, he was Executive Vice President and Director of Global Touch Telecom LLC, a Voice over Internet technology provider and is currently a principal in White Buffalo Ventures LLC a social networking company, and SV Partners LLC, a management consulting company. He received a Bachelor of Science in Marketing, N. Illinois Univ., 1968. Mr. Henderson has significant senior management experience in other companies and he contributes the benefit of his executive leadership and management experience to our Board.

Mr. Cho joined us in November 2007 as Director & VP International Affairs. From July 2006 to November 2007, he was Director & General Manager of Konsortium Perikanan Nasional Berhad, a fisheries business.  From May 1989 to March 2006, he was General Manager of JVC Video Malaysia Sdn Bhd, a manufacturing company.  He earned a B. Econs, University of Malaya, 1985 and an MBA (Finance), Malaysia Multimedia University, 2007. As a member of the board, Mr. Cho contributes the benefits of his executive leadership and management experience

Mr. Tan joined us from November 2007 to September 2012 as Director.  From August 2003 to date, he has been Director of Plant Biofuels Corp Sdn Bhd. A company involved in production of biodiesel and refined glycerin.  From March 1995 to June 2001, he was Sales Director of Unimech Project Sdn Bhd, a trading company. As a member of the board, Mr. Tan contributes his knowledge of the operating company and his substantial experience developing corporate strategy, assessing emerging industry trends, and business operations. On September 29, 2012, Mr. Tan passed away peacefully.

Term of Office

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal according to our bylaws and the provisions of the Nevada Revised Statutes.

Legal Proceedings Involving Directors, Executive Officers and Certain Beneficial Owners

Except as set forth above, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

●
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

●	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Family Relationships

There are no family relationships between or among any of our officers and directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year ended September 30, 2013.

Code of Ethics and Business Conduct

RFC has not yet adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, our chief financial officer, principal accounting officer or controller or persons performing similar functions.  The Board of Directors intends to adopt a Code of Ethics in the near future, which will be filed with the Securities and Exchange Commission.

Directors Independence

The Company’s common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also or has been an executive officer or employee of the corporation. As such, currently none of the Company’s directors are classified as independent directors under this definition.

Committees of the Company’s Board of Directors

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Meetings of Directors

There were no meetings of the Board of Directors during the last full fiscal year and all actions taken by the Board of Directors were taken by consent resolution. The Company did not hold an annual meeting of the Company’s security holders during the prior fiscal year and does not have a policy requiring attendance by members of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended September 30, 2012 and 2011, to our corporate officers.

SUMMARY COMPENSATION TABLE

	Year Ended September 30,	Base Compensation	Stock Awards	Option Awards	Total Compensation

William Van Vliet	2012	$120,000	$9,826	$17,383	$147,209
Chairman and Chief Executive Officer	2011	120,000	32,692	57,813	210,505

Richard Henderson(2)	2012	$67,788	$-	$-	$67,788
President and Director	2011	67,788	-	9,019	76,807

Cho Nam Sang(1)	2012	$94,288	$-	$-	$94,288
Director	2011	89,944	-	2,973	92,917

(1)
Cho Nam Sang’s salary is fixed at 250,000 MYR (Malaysian Ringgit) per year, was approximately $94,288 and $89,944 for 2012 and 2011 respectively based on the exchange rate of RM > USD = 3.03597 and 3.18259 as of September 30, 2012 and 2011 respectively.

(2)	Refer to Footnote 7 for additional details.

The above compensation amounts include amounts paid and accrued.  However, not all compensation amounts have been paid at September 30, 2012.  At that date collectively, William Van Vliet is owed $105,000, Cho Nam Sang is owed approximately $58,142 and Richard is owed $5,649 in salaries.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information for our executive officers concerning unexercised options and stock that has not vested as of September 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END SEPTEMBER 30, 2012

						Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option		Stock That	Stock That
	Options	Options	Exercise	Option	Have Not	Have Not
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Expiration Date	Vested (#)	Vested ($)

William Van Vliet	11,623,120	0		*	0
Richard Henderson	1,200,000	0	0.1	*	0	0
Cho Nam Sang	600,000	0	0.1	*	0	0

* Expiration Dates range from November 2014 through June 2025.

Employment Contracts

On November 1, 2007, the Company entered into employment agreements with our Chief Executive Officer to formalize the Company’s arrangement. The term of the contract is five years unless terminated by either party. Compensation for William Van Vliet are set at cash of $10,000 per month, together with 2% Share Bonus Compensation and 5% Option Compensation  respectively, in the event the Company enters into an equity transaction.

Director Compensation

We currently have no formal plan for compensating our directors for their services in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At January 15, 2013 we had 213,282,443 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of January 15, 2013, by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is 7251 West Lake Boulevard Suite 300, Las Vegas, Nevada 89128, USA and 31C-3 Kelana Mall, Jalan SS6/12, 47301 Petaling Jaya, Selangor, Malaysia.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name	Current Title	Shares Beneficially Owned	Percent of Class
William Van Vliet	Chairman, CEO	5,462,416	2.6%
Ahmad Faizal B Jaafar(1)	Director of PBC	30,404,500	14.3%
Badrul Hisham B Md Isa(2)	Director of Century and Optimis	5,687,500	2.7%
Caerus Ltd		89,508,000	42.0%
Raghbir Singh (3)	Director of Optimis	5,365,500	2.5%
Plant Offshore Group Limited		11,965,875	5.6%
Well Crown Investments Limited		26,890,203	12.6%
		175,283,994	62.0%

(1)	Mr. Ahmad’s shareholdings include (a) 5.4 million shares held individually; and (b) as a corporate representative of Bio-Aspect Sdn Bhd which held 25 million shares.

(2)	Mr. Badrul’s shareholding is held via Richway International Group Limited.

(3)	Mr. Raghbir’s shareholding is held via Premium Oleo Industries Sdn Bhd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2012 and 2011 were $38,600 and $98,800, respectively.

	2012	2011

Audit Related Fees	$38,600	$98,800
Tax Fees	$-	$-
All Other Fees	$-	$-
Out-of-Pocket Expenses	$-	$-
Total	$38,600	$98,800

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Documents filed as part of this report:

(1)     Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Renewable Fuel Corp under Item 8 of Part II hereof.

(2)     Consolidated Financial Statement Schedules

(i)      Report Of Independent Registered Public Accounting Firm on Financial Statement Schedule:

PMB Helin Donovan, LLP, as of September 30, 2012 and the year then ended.

(3)      Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on February 27, 2007.
3.1.1	Articles of Amendment filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on March 18, 2009.
3.2	Bylaws, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on September 11, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS**	XBRL Instance Document*
101SCH**	XBRL Taxonomy Extension Schema Document*
101.CAL**	XBRL Taxonomy Extension Calculation Link base Document*
101.LAB**	XBRL Taxonomy Extension Label Link base Document*
101.PRE**	XBRL Taxonomy Extension Presentation Link base Document*
101.DEF**	XBRL Taxonomy Extension Definition Link base Document*
__________
* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2013	By:	/s/ William Van Vliet
William Van Vliet,
Chairman, CEO.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William Van Vliet and Teo Guan Joo, and each of them individually, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, including among other things, all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them individually, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 17, 2013	By:	/s/ William Van Vliet
William Van Vliet,
Principal Executive Officer

Date: January 17, 2013	By:	/s/ Teo Guan Joo
Teo Guan Joo,
Principal Financial Officer