Form 10-Q
period 2012-12-31
Renewable Fuel Corp
filed 2013-02-15
CIK 1455768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

_________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	213,282,443

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Balance Sheets
As of December 31, 2012 and September 30, 2012

	December 31,	September 30,
	2012	2012
	(Unaudited)
Assets

Cash and cash equivalents	$23,028	$39,919
Trade and other receivables	5,162	5,116
Accounts receivable, related party	12,279	12,096
Inventories	44,418	43,756
Prepaid expenses and other current assets	8,341	41,331
Total current assets	93,228	142,218
Plants in progress, net	25,786,323	25,401,867
Other property and equipment, net	38,361	43,179
Total Assets	$25,917,912	$25,587,264

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities
Trade and other payables	$760,685	$534,682
Accounts payable, related parties (Note 7)	556,738	637,438
Accrued liabilities	74,180	67,365
Current portion of capital leases	8,824	8,573
Derivative liability - fair value of warrants	226,132	232,302
Term notes in default	29,885,922	28,823,421
Total current liabilities	31,512,481	30,303,781
Long-term capital lease obligations	14,823	16,469
Total liabilities	31,527,304	30,320,250

Commitments and contingencies (Note 9)	-	-

Shareholders' Deficit
Common stock ($0.0001 par value; 500,000,000 shares authorized;
250,512,443 common shares issued, 213,282,443 outstanding as of December 31, 2012 and 250,477,815 common shares issued, 213,247,815 outstanding as of September 30, 2012)	25,051	25,048
Additional paid-in-capital	64,406,268	64,370,443
Accumulated other comprehensive loss	(692,231)	(627,928)
Accumulated deficit	(65,789,558)	(65,291,191)
Treasury stock, cost
37,230,000 common shares held in treasury as of December 31, 2012 and September 30, 2011	(3,723)	(3,723)
Total Renewable Fuel Corp stockholders' deficit	(2,054,193)	(1,527,351)
Non-controlling interest	(3,555,199)	(3,205,635)
Total shareholders' deficit	(5,609,392)	(4,732,986)
Total Liabilities and Shareholders' Deficit	$25,917,912	$25,587,264

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Operations and Other Comprehensive Loss

	First Quarter Three Months Ended		Period From Inception October 1,
	(Unaudited)	(Unaudited)	2006 to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$-	$110,162	$325,020

Operating expenses
Cost of materials, shipping and insurance	39,640	6,767	201,859
Impairment of plants and land held for sale	-	-	45,327,147
Payroll and share-based compensation expense	69,672	84,339	5,751,949
Legal and professional fees	52,762	80,068	2,134,906
Depreciation	5,419	5,394	104,820
Other general and administrative expenses	72,158	49,198	1,642,172
Total operating expenses	239,651	225,766	55,162,853

Loss from operations	(239,651)	(115,604)	(54,837,833)

Other income (expense)
Interest expense	(630,937)	(541,967)	(8,234,921)
Gain on change in fair value of derivative liability	6,170	9,084	33,758
Other income (loss), net	16,487	51,876	222,666
Total other income (expense)	(608,280)	(481,007)	(7,978,497)

Loss before income taxes	(847,931)	(596,611)	(62,816,330)

Income tax expense	-	-	-

Net loss	(847,931)	(596,611)	(62,816,330)

Net loss attributable to non-controlling interest	(349,564)	(296,470)	(3,558,922)

Net loss attributable to Renewable Fuel Corp	(498,367)	(300,141)	(59,257,408)

Dividends on preferred stock	-	630,809	6,565,638

Net loss available to common stockholders	(498,367)	(930,950)	(65,823,046)

Other comprehensive loss:
Net loss	(847,931)	(596,611)	(62,816,330)
Currency translation adjustment	(64,303)	(4,451)	(692,231)

Comprehensive loss	(912,234)	(601,062)	(63,508,561)

Net loss attributable to non-controlling interest	(349,564)	(296,470)	(3,558,922)
Comprehensive loss attributable to non-controlling interest	(53,256)	(7,109)	(191,062)
Comprehensive loss attributable to Renewable Fuel Corp	$(509,414)	$(297,483)	$(59,758,577)

Net loss per share available to common stockholders, basic and diluted	$(0.002)	$(0.005)	$(0.39)
Weighted average number of common shares outstanding	213,278,566	173,916,456	166,779,619

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Cash Flow
For the Periods Ended

	For theThreeMonths Ended		Period From Inception October 1, 2006 to
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(847,931)	$(596,611)	$(62,816,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,419	5,394	104,832
Impairment of plant and leasehold land	-	-	45,327,147
Non-cash share-based compensation expense	1,878	1,997	3,438,256
Shares issued for legal and professional expenses	-	-	300,000
Bad debt expense	-	-	88
Loss on foreign exchange	-	-	97,640
Interest expense recorded into principal balance of loan	621,534	538,778	8,214,737
Change in fair value of derivative liability	(6,170)	(9,084)	(33,758)
Gain (loss) on disposal of investments and other	-	-	(60,088)
Changes in:
Trade and other receivables	-	3,147	72,779
Other current assets	33,351	5,220	553,539
Inventories	-	-	(41,992)
Other assets	-	-	15,528
Trade and other payables	220,552	16,108	(376,832)
Accounts payable, related parties	(85,196)	16,309	320,356
Accrued liabilities	6,317	(6,991)	(572,776)
Net cash used in operating activities	(50,246)	(25,733)	(5,456,874)

Cash flows from investing activities
Fixed asset additions	-	-	(100,274)
Proceeds from disposal of investments	-	-	116,196
Net cash provided by investing activities	-	-	15,922

Cash flows from financing activities
Advances from shareholders	-	-	7,209,527
Proceeds from loan advance	-	-	148,309
Payments to contractors	-	-	(6,822,905)
Cash received in share exchange agreements	-	-	137,157
Payments on capital lease obligations	(1,761)	(1,705)	(34,052)
Proceeds from share issuances	33,950	36,043	4,695,083
Net cash provided by financing activities	32,189	34,338	5,333,119

Net increase (decrease) in cash	(18,057)	8,605	(107,833)
Effect of exchange rate changes	1,166	1,590	109,466
Cash, beginning of period	39,919	47,913	21,395
Cash, end of period	$23,028	$58,108	$23,028

Supplemental cash flow information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash investing and financing activities disclosures:
Vehicle financed through capital lease	$-	$-	$41,351
Non-cash plant additions in accounts payable	$-	$-	$16,224,412
Conversion of shareholders advances to common stock	$-	$-	$7,492,530
Net assets acquired in share exchanges	$-	$-	$9,520,525
Conversion of trade payables to preferred stock	$-	$-	$31,283,340
PBC treasury stock exchange agreement	$-	$-	$3,723
Dividends accrued on preferred stock	$-	$630,809	$6,565,638
Fair value of warrants as derivative liability	$-	$-	$259,890
Conversion of preferred stock to common stock	$-	$-	$38,856,078
Conversion of account payable, related parties to preferred stock	$-	$-	$1,007,100

Renewable Fuel Corp
Notes to the Unaudited Consolidated Financial Statements

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

The Company has incurred losses since inception, has not commenced operations, substantially all of their assets are impaired and the Company’s auditors have issued a going concern opinion on the audited financial statements for the most recent fiscal year ended September 30, 2012.

Renewable Fuel conducts its Indonesian operations through its two wholly-owned Malaysian subsidiaries, Century Corp Sdn. Bhd. ("Century") and OptimisTeguhSdn. Bhd. ("Optimis").  Century and Optimis own two Indonesian entities, PT Plant Biofuel Indonesia ("PTPBI") and PT OptimisTeguh Indonesia ("PTOTI"), respectively, which own the licenses for the Company's planned biodiesel production in Indonesia.

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

The Company is currently in non-compliance with debt covenants on the term loan facilities of approximately $29.9 million as of December 31, 2012 and has not made any installment repayments beginning with the due date of December 1, 2010. The Company received a statement dated December 11, 2012 from the bank stating the outstanding payable for late installment payments was approximately $18 million. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both of the PBC directors.

On January 30, 2013, the bank granted PBC an extension for full and final settlement on or before June 30, 2013. The bank may take action against PBC and may foreclose on the note as a consequence causing PBC to lose all its assets.

The Management of PBC is actively negotiating with the bank to restructure the facilities or reschedule the facilities repayment. The bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole, including all key industry participants and to find a solution that would cure the distress.

The Company’s management are confident that their feedstock strategy using non-food based material, will lead the Company to a sustainable operation. Although the Company has held preliminary discussions concerning acquiring Crude Palm Oil (“CPO”) and alternative tallow-based feedstocks from regional suppliers, the Company has no contracts, agreements or commitments in place at this time. The Company’s management believes that the combined capacities of these suppliers or alternative available suppliers will be able to meet the production requirement per annum.

In addition, Renewable Fuel leases, under 20-year leases, two adjacent 10 acre sites, each with 60 MGA nameplate licenses and deep water access in Dumai, Indonesia.  Plant construction has been minimal to date and primarily consists of design and engineering plans to accept multiple feedstock types.

Renewable Fuel's business strategy is to begin operations in the Kuantan plant, first producing and marketing only refined (pharmaceutical and technical grade) glycerine from purchased crude glycerine. Subsequently, Renewable Fuel plans to begin producing and selling refined glycerine from crude glycerine produced in the Kuantan plant, refined, bleached and deodorized ("RBD") CPO and biodiesel from tallow-based feedstocks.  Management has impaired the asset value of the plant in Kuantan, and the fair value estimate, at the time of the impairment, for the Kuantan plant was based on what management believes a market participant would be willing to pay to purchase the plant based on the discounted cash flows the market participant could reasonably expect to generate operating the plant. The estimates are based on the company’s assumptions that it will be able to operate the plant profitably and includes the company’s estimates of the current status of the biodiesel market, estimates of revenues, costs of sales, general and administrative costs, shipping costs, and incentives.  These assumptions and estimates are made without the Company having any historical information to rely on.  To date, the Company has not operated the plant profitably.  The two largest factors in projecting cash flows from operating the plant are the prices we receive for selling biodiesel and the cost of the feedstock necessary to produce the biodiesel. Any changes in the company’s assumptions and estimates and changes in market conditions could impact the value of the company’s plant assets. Details of the impairment are further discussed in the paragraph "Impairment of Long-Lived Assets" in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

It is currently not determinable when conditions will exist, if ever, to continue construction of the two Indonesian plants. The contract period for PTPBI Indonesian plant construction expired and both Century Corp, owner of PTPBI, and Plant & Offshore Technology SdnBhd, the contractor, mutually agreed to terminate the construction contract on August 23, 2011.  Should funding become available and the construction portion of the licenses be re-approved, we believe we will be able to successfully negotiate a new construction contract.

The Company maintains a website at www.rfuelcorp.com. Nothing on that website is part of this Report.

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

Interim Consolidated Financial Statements - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ending September 30, 2012 have been omitted. These unaudited interim consolidated financial statements include the accounts of Renewable Fuel Corp and its subsidiaries.

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

A Development Stage Company – The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of December 31, 2012, Renewable Fuel has not fully commenced operations nor has it received significant revenues from its planned principal operations.

Inventories – Inventories, consisting of raw materials and finished goods are recorded using the lower of cost or market value with cost, determined using primarily the first in-first out (FIFO) method.

Property, Plant and Equipment, Net – Property and equipment are stated at historical cost net of accumulated depreciation and accumulated impairment charges. Maintenance and repairs are charged against operations as incurred and major replacements or betterments are capitalized.  Depreciation is provided using the straight-line method based on the estimated useful lives of the assets as follows:

Description	Useful life (in years)
Office renovation	10
Furniture and equipment	4-10
Autos and trucks	5
Computer equipment	4-5
Leasehold improvements	Shorter of the useful life or term of the lease

Plants in progress represents costs associated with property, plant and equipment under construction at Renewable Fuel’s production facilities.  Plants in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the production facility construction, including a portion of interest costs incurred during the related construction period, as well as direct labor and related benefits.  The amount of capitalized interest in a period is determined by applying an interest rate, which is based upon borrowings outstanding during the period, to the average amount of accumulated expenditures during the period not to exceed the total amount of interest cost incurred during the period.  Such costs are reclassified to an appropriate fixed asset classification and depreciated when the asset is placed into service.

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

Debt Modifications – Debt modifications are evaluated to determine if resulting cash flows have been significantly affected by changes in principal amounts, interest rates, terms or maturity. Restructurings are evaluated for treatment as debt extinguishments or simple modifications. Restructurings to date have all been treated as modifications as the net present value of cash flow requirements have not been significantly affected.

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

The net loss attributable to non-controlling interest of PBC contributed approximately $0.3 million, $0.3 million and $3.6 million for the three months ended December 31, 2012, 2011 and from Inception October 1, 2006 to December 31, 2012, respectively from RFC’s 49% ownership in PBC upon its spin-off of the 51% ownership to DCSB on February 2, 2010. (See Note 3: Spin Off of Plant Biofuels Corporation)

Warrants – The Company reviews the key terms of warrants issued, including all conversion rates and down round provisions which protect the holder from changes to the our capitalization or future declines in our share price.

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

Revenue Recognition – The Company recognizes revenues from the sale of biodiesel, refined glycerin and related byproducts produced by the Company.  Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

The Company also earns revenue for consulting services rendered to other companies in the industry.  Revenues under these contracts are recognized during the period when related services are rendered.

Foreign Currency Translation and Other Comprehensive Income – The reporting currency of Renewable Fuel is the US Dollar.  The functional currency of Renewable Fuel’s Malaysian subsidiaries is the Malaysian Ringgit (RM) while the functional currency of the Indonesian subsidiaries is the Indonesian Rupiah (IDR).

For the subsidiaries whose functional currencies are other than the US Dollar, all assets and liabilities accounts were translated at the exchange rate on each respective balance sheet date; stockholders' deficit is translated at the historical rates and items in the income and cash flow statements are translated at the average rate for the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income on the balance sheets. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The average and closing rates used in the translated of foreign currency amounts are as follow:

	December 31, 2012		December 31, 2011
	Closing Rate USD	Average Rate USD	Closing Rate USD	Average Rate USD
RM	0.3344	0.3319	0.3153	0.3147
1,000 IDR	0.1040	0.1044	0.1115	0.1119

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

New Accounting Pronouncements – The following accounting standards which may impact our financial statements were issued as of December 31, 2012. A description of the standards and an assessment of its impact on our financial reporting are noted below:

In October 2012, the Financial Accounting Standards Board issued ASU 2012-04: Technical Corrections and Improvements which this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  This revised standard is not expected to have a material impact on the consolidated financial statements.

In August 2012, the Financial Accounting Standards Board issued ASU 2012-03: Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This revised standard is not expected to have a material impact on the consolidated financial statements.

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02: Intangibles: Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) which effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This Update are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.This update may impact the accounting for our PBC plant in the future.

In December 2011, the Financial Accounting Standards Board issued ASU 2011-12: Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Topic 220) which effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public entities. Entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. This Update was to help financial statements users better understand the causes of an entity’s change in financial position and result of operations.  This revised standard is not expected to result in a material change to the consolidated financial statements as the Company has effectively implemented the reporting and disclosure requirements of the standard.

In December 2011, the Financial Accounting Standards Board issued ASU 2011-11: Balance Sheet: Disclosure about Offsetting Assets and Liabilities (Topic 210) which entities is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosure required by those amendments retrospectively for all comparative periods presented. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This Update will provides information that enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments.  This standard may impact future business transaction accounting and disclosures particularly if the Company enters financial transactions regarding its renewable fuel products.

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

NOTE 2 — LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced cumulative losses of $65.8 million from October 1, 2006 (inception) through December 31, 2012, has net negative equity of $5.6 million and has not commenced operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently in non-compliance with debt covenants on the term loan facilities and has not made any installment repayments as they became due beginning on December 1, 2010. The term loans are secured by first priority interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both the PBC directors.

On January 30, 2013, the bank granted PBC an extension for full and final settlement on or before June 30, 2013. The bank may take action against PBC and may foreclose on the note as a consequence causing PBC to lose all its assets.

The management of PBC is actively negotiating with the bank to restructure the facilities or reschedule the facilities repayment. The bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure the distress.

The Company has held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through fiscal year 2013. These discussions are in preliminary stages and certain lenders are in the process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

Renewable Fuel is undertaking various plans and measures to raise capital through debt and equity offerings, which it believes will increase funds available for development and working capital. However, no assurances can be given that those plans and measures will be successful in increasing funds for the development and operations of the Company.

Should the Company be unsuccessful in obtaining debt or equity financing in early 2013, it is likely that the bank will foreclose on the PBC plant.

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

NOTE 3—SPIN OFF PLANT BIOFUELS CORPORATION

As a result of Renewable Fuel's purchase of PBC in December 2007, PBC was not in compliance with several debt covenants, and in technical default on its primary loan facility with a Malaysian bank (see "Note 5 - Term Loans in Default" for additional information regarding the loan facility).  The primary issue involved the stipulation that the obligor on the loan facility, PBC, must be owned by at least a simple majority of domiciled Malaysian citizens.  In order to cure the default the Company transferred 51% of the common shares of PBC to DakapCapaianSdn. Bhd. ("DCSB"), a company wholly-owned and controlled by two of the Company's directors.

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

In addition, PBC executed a loan agreement for $20.1 million to recognize advances made by Renewable Fuel to date.  This loan is to be paid together with estimated interest of $5.5 million in 48 equal monthly installments, beginning January 1, 2015.  The loan balances have been eliminated in the Company’s consolidated financial statements.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	December 31, 2012	September 30, 2012
Buildings and improvements	$31,604	$31,132
Furniture and equipment	29,453	29,025
Computer equipment	22,402	22,150
Vehicles	68,339	67,320
Total	151,798	149,627
Less - accumulated depreciation	(113,437)	(106,448)
Property and equipment, net	$38,361	$43,179

Plants in progress consisted of the following at:

	December 31, 2012	September 30, 2012
PBC plant and leasehold interest in land	$46,849,968	$46,151,378
Century/PTPBI plant and leasehold interest in land	17,758,538	17,502,015
Optimis/PTOTI plant	13,458,388	13,257,707
Total	78,066,894	76,911,100
Less - accumulated impairment losses	(52,280,571)	(51,509,233)
Plants in progress, net	$25,786,323	$25,401,867

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

NOTE 5—TERM LOANS IN DEFAULT

PBC was in default which stemmed from a debt covenant requiring the Company to obtain the bank’s approval prior to engaging in activities that would change ownership of PBC.  The Company's acquisition of PBC in December, 2007 occurred without the bank's approval.  The bank requires that majority ownership of creditors be domiciled Malaysian.  The Company cured this default by engaging in a divesture of 51% of the legal ownership to a wholly-owned Malaysian entity in February 2010.

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

However, since December 2010 PBC was unable to remit its first installment repayment to the bank in accordance with the repayment schedule. PBC has been served with a second reminder notice from the bank, which put PBC in default.

On January 30, 2013, the bank granted PBCan extension for full and final settlement on or before June 30, 2013. The bank may take action against PBC, and may foreclose on the note as a consequence and PBC could lose all its assets.

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

Debt consisted of the following as of:

	December 31,	September 30,
	2012	2012
Term loan maturing November 7, 2014, payable in monthly installments of $35,000 beginning December 1, 2010, bearing interest at 8.3% as of December 31, 2012.	$1,694,217	$1,634,239
Term loan maturing November 7, 2014, payable in monthly installments of $587,000 beginning January 1, 2011, bearing interest at 8.3% as of December 31, 2012.	28,191,705	27,189,182
Total term loans in default, current	$29,885,922	$28,823,421

The Company has classified the term loans as a current liability due to the fact that planned principal payments were not made following the end of period ended December 31, 2012. As of December 31, 2012, the term loan payable in default amounted to $19,953,058.

In January 2012, the bank advanced a total of $154,103 to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is  included within the total term loan outstanding by the bank and is carrying the same interest rate as the term loan.

The Company incurred interest expense of $0.6 million and $0.5 million during the three months ended December 31, 2012 and 2011, respectively.

NOTE 6—STOCKHOLDERS' EQUITY

Common Stock

From October 1, 2011 through September 30, 2012, the Company issued 491,740 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $491,740.

During the three months ended December 31, 2012 the Company issued 33,950 shares of its restricted common stock to individuals at $1.00 per share for cash consideration totaling $33,950.

Common Stock Options

The Company’s CEO receives common stock options equal to 5% of all equity transactions, as defined in his employment agreement, including common and preferred stock issuances.  The options have immediate vesting terms and have a contractual life of ten years. The following table outlines common stock options granted to the CEO since inception:

		Exercise price
Date Issued	Options issued	per share	Fair Value
December 31, 2007	3,650,000	$0.10	$319,697
September 5, 2008	6,045,400	$0.07	390,822
September 24, 2008	458,584	$1.00	22,831
Year ended September 30, 2009	1,304,968	$1.00	747,765
Year ended September 30, 2010	57,850	$1.00	33,150
Year ended September 30, 2011	81,740	$1.00	57,813
Year ended September 30, 2012	24,578	$1.00	17,383
Threemonths ended December 31, 2012	1,696	$1.00	1,200
Total issued since inception	11,624,816		$1,590,661

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for grants during the three months ended December 31, 2012 and the period from October 1, 2006 (Inception) through December 31, 2012:

	December 31, 2012	Inception to December 31, 2012
Weighted average fair value of options granted	$0.71	$0.14
Dividend yield	0%	0%
Approximate risk-free interest rates	2.13%	1.43%
Estimated volatility	91%	122%
Expected termin years	5	5
Weighted average fair value of common stock	$1.00	$0.19

Compensation expense recognized in the accompanying consolidated statement of operations related to the Employee Options and CEO Options for the three months ended December 31, 2012 and 2011and for the period from October 1, 2006 (inception) through December 31, 2012, were approximately $1,900, $2,000 and $1,508,000, respectively.

The following table summarizes information about common stock options granted, exercised, forfeited, vested and exercisable:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2012	14,823,120	0.21
Granted	1,696	1.00
Forfeited	-	-
Exercised	-	-
Options exercisable – December 31, 2012	14,824,816	$0.21
Options vested or expected to vest	14,824,816	$0.21

On July 20, 2012, the Company extended the term of options issued prior to July 20, 2012 an additional three years from the date of vesting. As a result, the Company recorded approximately $1.1 million of stock based compensation during the fourth quarter of fiscal 2012.

The following is a summary of options outstanding and exercisable at December 31, 2012:

		Weighted-Average		Weighted-Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Contractual Life	Exercisable	Contractual Life
$0.07	6,045,400	8.7	6,045,400	8.7
$0.10	6,850,000	8.0	6,850,000	8.0
$1.00	1,929,416	9.1	1,929,416	9.1
$0.20	14,824,816	8.4	14,824,816	8.4

Common Stock Warrants

On February 20, 2009, the Company issued a warrant to purchase 600,000 shares of the Company's common stock, to an individual as compensation for services rendered in connection with equity capital raising activities.  Under the warrant the holder may purchase up to 600,000 shares of common stock for $1.00 per share.  Holders of the Company's common stock warrants are generally protected from anti-dilution by adjustments for any stock dividends, stock splits, combinations or other recapitalization. On July 20, 2012 the Company extended the warrant expiration date for an additional three years.

For purposes of determining the fair value of the common stock warrant, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

The weighted average fair value of warrant issued (per common share)	$0.43
Dividend yield	0%
Approximate risk-free interest rate	1.81%
Estimated volatility	70%
Expected termin years	2.5

The fair value of the warrant was determined using the deemed fair value of the underlying common stock of $1.00 per common share at February 20, 2009.  Because the Company's stock was not publicly traded, the Company used the average historical volatility rate for publicly traded companies that were engaged in similar alternative fuel activities to those of the Company for a similar time period as the expected term of the warrant.  The expected term of the warrant was derived as the midpoint between its five year contractual life and the date it became fully exercisability. The fair value of the warrant determined was included in additional paid-in capital as a transaction cost.

The Company reclassified the value of the warrants from paid in capital to derivative liability on October 1, 2009.  The Company used the Black-Scholes option pricing model to determine the fair value of the warrants at the end of each accounting period.  As of December 31, 2012, the fair value of the derivative liability was valued at $226,132, which resulted in other income of $6,170 for the three months ended December 31, 2012.

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

Advances totaling $26,169 and $25,779 from Plant & Offshore Technology Sdn. Bhd., an indirect subsidiary of Plant Offshore Group Limited (“POGL”), are included in accounts payable, related parties at December 31, 2012 and September 30, 2012, respectively.

Oilcorp is a vendor currently engaged by the Company to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia (see "Note 6 - Stockholders' Equity" for additional information with respect to the terms of the Company's Series A Preferred Stock issued to Oilcorp in exchange for trade payables related to these services). Accounts payable to various subsidiaries of Oilcorp, totaled $72,678 and $71,594 are included in accounts payable, related parties at December 31, 2012 and September 30, 2012, respectively.

Accounts payable, related party in the Company's accompanying balance sheet includes $457,891 and $538,966 of amounts payable to directors or shareholders of the Company’s subsidiary companies as of December 31, 2012 and September 30, 2012, respectively.

Amounts payable to other related parties were $0 and $1,099 as of December 31, 2012 and September 30, 2012, respectively.

On February 2, 2010 the Company entered into a share exchange agreement with DakapCapaianSdn. Bhd., a company wholly-owned and controlled by two of the Company's shareholder-directors (see "Note 3 – Spin off Plant Biofuels Corporation" for additional information in respect to the transaction). As of December 31, 2012, the Company has accounts receivable totaling $12,279 from DakapCapaianSdn. Bhd. related to expenses incurred in connection with the February 2010 share exchange agreement.

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

The following table represents the significant results and financial position by operating segment during the period:

	Three months ended	Three months ended
	December 31,	December 31,
	2012	2011
Loss before income taxes:
Malaysia	$(685,419)	$(581,314)
Indonesia	(15,050)	31,010
Corporate (a)	(147,462)	(46,307)
	$(847,931)	$(596,611)

	As of	As of
	December 31, 2012	September 30, 2012
Assets:
Malaysia	$25,843,241	$25,528,484
Indonesia	12,278	14,824
Corporate (b)	62,393	43,956
	$25,917,912	$25,587,264
___________
(a)
Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the business segments.

NOTE 9—COMMITMENTS AND CONTINGENCIES

On January 18, 2007 PBC entered into an agreement with Oil-Line Engineering & Associates SdnBhd ("OLEA"), a subsidiary of Oilcorp, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Malaysia. The contract price indicated a cost of approximately $38 million.  At December 31, 2012 construction on the Kuantan plant was substantially complete.

On March 6, 2007 Optimis entered into an agreement with OLEA, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Indonesia. The contract price indicated a cost of approximately $38 million.  On August 5, 2008 the Company entered into a Supplement Agreement with OLEA to expand the capabilities of the subject plant to accept multiple types of feedstock.  The adjusted contract indicates a cost of approximately $66 million.

On December 12, 2008 Century entered into an agreement with Plant & Offshore Technology SdnBhd, an indirect subsidiary of POGL, whereby POGL would provide engineering, procurement and construction management of a 60 MGA, multi-feedstock biodiesel facility in Indonesia.  The contract price indicates a cost of approximately $67 million.On August 23, 2011 the contract has been terminated due to the contract period has expired.

As of December 31, 2012, the Company was not subject to any material legal proceedings.  From time to time, however the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and business partners.  Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company's financial position, operating results or cash flows.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the three months ended December 31, 2012 and 201.  These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following MD&A are quoted in U.S. dollars.

Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Audited Report on Form 10-K for the fiscal year ended September 30, 2012.

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations.  Our significant accounting policies are discussed in Note 1 of the Notes to our unaudited consolidated financial statements as of December 31, 2012 and September 30, 2012 and for the three months ended December 31, 2012 and 2011. On an ongoing basis, we evaluate our estimates, including those related to the potential impairment of property, plant and equipment, derivative liabilities, and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Recent Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included elsewhere in this report.

Result of Operations

First Quarter Three Months Ended December 31, 2012 compared to December 31, 2011

During the three months ended December 31, 2012, we reported $0 revenue, and a net loss attributable to common shareholders of approximately $0.5 million or $0.002 per share, compared to revenue of $110,000 mainly from the recognition of consultation services provided, and a net loss attributable to common shareholders of approximately $0.9 million or $0.005 per share for the  three months ended December 31, 2011. Total costs of sales was approximately $40,000 and $7,000, operating expenses of approximately $200,000 and $219,000 of which approximately $70,000 and $84,000 related to payroll and share based compensation related expense and $53,000 and $80,000 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $77,000 and $49,000 during the three months ended December 31, 2012 and 2011 respectively.

The $14,600 reduction in payroll and share based compensation related expense is the result of $14,500 in savings associated with a reduction of employee head count as well as a reduction in the CEO’s share based compensation related expense.

Legal and professional fees were reduced by approximately $27,000 as the use of consultants decreased.

During the three months ended December 31, 2012 and 2011, we  recognized a net loss attributable to non-controlling interest of approximately $349,564 and $296,470.

During the three months ended December 31, 2012 and 2011, we accrued dividends of approximately $0 and $0.6 million, respectively, associated with the preferred stock issued and outstanding. The reduction is a result of the conversion of the preferred stock to common stock.

Operating Comparison for the three months ended:

	December 31, 2012	December 31, 2011	Difference	% Change

Revenue	$-	$110,162	$(110,162)	(100.0)
Cost of sales	39,640	6,767	32,873	485.8
Payroll	69,672	84,339	(14,667)	(17.4)
Legal & professional	52,762	80,068	(27,306)	(34.1)
Other operating expenses	77,577	54,592	22,985	42.1
Other expenses	(608,280)	(481,007)	(127,273)	26.5
Net loss attributable to non-controlling interest	(349,564)	(296,470)	(53,094)	17.9
Dividends on preferred stock	-	630,809	(630,809)	(100.0)

Net loss available to common stockholder	$(498,367)	$(930,950)	$432,583	(46.5)

Liquidity and Capital Resources

We have experienced cumulative losses of approximately $65.8 million from October 1, 2006 (inception), through December 31, 2012, and have net negative equity of approximately $5.6 million. As of the date of this report, we have not commenced operations; rather, we are still in the development stages. Accordingly, this raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2012, we have raised our $63.6 million of equity through a combination of initial capitalization, various share exchanges as we acquired our operating subsidiaries, the conversion of $32.3 million of debt for preferred shares with two related party vendors, $7.5 million in advances we subsequently converted  to equity, and private placements from individual shareholders resulting in actual cash of $4.7 million.  In addition, we also borrowed $29.9 million under our credit facility with a Malaysian bank.  These funds have been used to acquire certain capital equipment and infrastructure to support development and implementation of our business plan, payment of salaries and fees of technical and marketing personnel, marketing and promoting activities, working capital and general corporate purposes.  Additional funds will need to be generated by to complete the three biodiesel plants currently under construction and to further support the development of our business model.

We are currently in non-compliance with debt covenants on the term loan facilities and have not made any installment repayments as they became due beginning on December 1, 2010. The term loans are secured by first priority interest over all existing property, plant and equipments, and all fixed and floating assets of Plant Biofuels Corporation Sdn Bhd (“PBC”). The facilities are jointly and severally guaranteed by both the PBC directors.

As a result of this non-compliance, Bank Pembangunan Malaysia Bhd (“the Bank”) may foreclose on its note as a consequence and we could lose all of the PBC assets.  At this time, the Bank has not formally notified us that we are in default.  On January 30, 2013, the Bank has granted us an extension for full and final settlement on or before June 30, 2013.

We are actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure our distress.  We are confident that our feedstock, which is non-food based, will lead the Company to a sustainable operation.

We are undertaking various plans and measures to raise capital through debt and equity offerings, which we believe will increase funds available for development and working capital. However, no assurances can be given that those plans and measures will be successful in increasing funds for our development and operations.  We believe that we will obtain an extension of our current loan and additional financing from the Bank to fund the start-up and biodiesel production of the plant.  If we cannot come to terms with the Bank, then we will look at options for refinancing the loan and obtaining a working capital line with another entity.

For the next twelve months, we expect cash needs of up to $6,100,000 to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence operations.  Our existing term loan facilities require principal and interest payments of $622,000 per month that were scheduled to begin in December 2010.  However, we have made not been in a position to make any payments on this debt.  As of January 16, 2013, we had $439 in cash.  We are funding monthly operations with incremental equity private placements from our existing shareholders on an as needed basis.  In order to cover our cash needs, we are considering raising additional funds in the form of equity capital, mezzanine financing and/or senior loans through private placements, loan applications or any other alternative approach. If we do not secure these funds, we may be forced to suspend or terminate operations.

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

Cash Flows

Net cash used in operating activities was approximately $50,000 for the three months ended December 31, 2012 compared to approximately $26,000 for the same period in 2011.   Net cash used in operating activities was approximately $5,457,000 for the period from inception (October 1, 2006), through the three months ended December 31, 2012.

Net cash provided by investing activities was approximately $16,000 for the period from inception (October 1, 2006) through the three months ended December 31, 2012.

Net cash provided by financing activities for the three months ended December 31, 2012 was approximately $32,000 compared to $34,000 for the same period in 2011, and $ 5,333,000 for the period from inception (October 1, 2006) through December 31, 2012. The majority of the net cash provided by financing activities is from the issuance of common shares.

Term Loans in Default

In October 2007, PBC entered into a $23,072,000 facilities agreement (the “Facilities”) with a bank, which provided available borrowings under two individual term loans totaling $19,728,000 and a revolving line with available credit of $3,344,000.  At December 31, 2012, and 2011, $3,344,000 was available under the revolving line of credit; however, any disbursements are restricted for purchases of raw materials and repayable within six months from date of disbursement.  A total of $29,885,922 is outstanding under the Facilities at December 31, 2012 and $28,823,421 at September 30, 2012.

The term loans under the Facilities bear interest at the bank’s effective costs of funds (6.30%) +1.25% in year one, increasing to +2% in year two and beyond.  At December 31, 2012 and 2011, the interest rate for the term loans was 8.3%.  The interest rate for the revolving line of credit is the bank’s cost of funds (6.30%) +2%.  At December 31, 2012 and 2011, the interest rate for the revolving line of credit was 8.3%.

In January 2012, the bank advanced a total of $154,103 to us for expenses incurred on the Malaysian plant for our Industrial All Risks insurance policy, and the plant’s independent assessment. This amount was added to the total term loan outstanding by the bank and it carries the same interest rate as the term loan.

We have recognized approximately $0.6 million and $0.5 million in interest charges related to the term loans for the three months ended December 31, 2012 and 2011, respectively, all of which has been recorded as interest expense.  Accrued interest payable at December 31, 2012 and 2011 was approximately $9.9 million and $5.8 million, respectively.   The term loans under the Facilities are secured by a first priority interest over all existing property, plant and equipment and all assets of PBC.  In addition, the term loans are jointly and severally guaranteed by directors of PBC.

In May 2010, PBC negotiated modifications to its loan facility with the Malaysian bank.  The modifications, effective November 2009, extended the availability period of the revolving line of credit from December 2009 to December 2010, the maturity of the term loans from six years to seven years and the first monthly payment date from January 2010 to November 2010.   These modifications allowed us to maintain compliance with the terms of the loan.

Since December 2010, we were unable to remit our first installment payment to the bank in accordance with the original repayment schedule. During 2012, we were served with a second reminder notice from the bank, which potentially puts us in default.

On January 30, 2013, the bank granted us an extension for full and final settlement on or before June 30, 2013. The Bank may take action against us, and may foreclose on the note as a consequence and we could lose all PBC assets.

We have held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through 2013. These discussions are in preliminary stages and certain lenders are in the process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

We are also actively negotiating with the bank to restructure the facilities or reschedule the facilities repayment. The bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure our distress.

Convertible Preferred Stock

On September 24, 2008, we issued POGL 917,168 shares of Series A Convertible Preferred Stock (“Series A”).  The $9,171,680 purchase price for the Series A was paid by exchanging $9,171,680 of our trade payables due to POGL for these shares.  In addition, on August 23, 2011, we  issued POGL 100,710 shares of Series A. The $1,007,100 purchase price for the Series A was paid by exchanging $1,007,100 of our payables due to POGL for these shares. As of February 14, 2011, we issued POGL a total of 1,017,878 shares Series A. POGL is a vendor currently engaged by us to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia.

Effective March 1, 2012, POGL converted their 1,017,878 shares of preferred stock and the entitled 8% cumulative accrued dividends into 11,965,875 shares of our common stock. The conversion is based on the price of $1.00 per common stock as per the preferred stock subscription agreement.

On July 20, 2009, we issued Oilcorp International Limited ("Oilcorp") 2,211,166 shares of our Series A Preferred Stock in exchange for $22,111,660 in trade payables due to Oilcorp.

On March 20, 2012, Oilcorp disposed off the preferred stock and its rights to Well Crown Investments Limited.  Then on March 31, 2012, Well Crown Investments Limited converted their 2,211,166 shares of preferred stock and the entitled 8% cumulative accrued dividends, into 26,890,203 shares of our common stock. The conversion is based on the price of $1.00 per common stock as per the latest common stock subscription’s price and the lack of trading activity during a 10 days period.

Off-Balance Sheet Transactions

As of December 31, 2012 and September 30, 2012, we did not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our “disclosure controls and procedures” (as that term is defined under the Rule 3a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded as of the period covered by this report that our  disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company and its subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 1A.  RISK FACTORS.

Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from October 1, 2012 through December 31, 2012, we sold 33,950 shares of common stock at $1.00 per share to an individual for gross proceeds of $33,950. In connection with this issuance, our CEO was granted 678 shares of common stock and options to acquire 1,696 shares of common stock.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
   _______________
**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Fuel Corp, a Nevada corporation

TITLE	NAME	DATE	SIGNATURE

Principal Executive Officer	William Van Vliet	February 14, 2013	/s/ William Van Vliet

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ William Van Vliet	William Van Vliet	Principal Executive Officer and Director	February 14, 2013

/s/ Andy Teo Guan Joo	Andy Teo Guan Joo	Principal Financial Officer and Principal Accounting Officer	February 14, 2013

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
   _______________
**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.