Form 10-Q
period 2013-03-31
Renewable Fuel Corp
filed 2013-05-17
CIK 1455768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

________________________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	213,282,443

PART I

FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Balance Sheets
As of March 31, 2013 and September 30, 2012

	March 31,	September 30,
	2013	2012
	(Unaudited)
Assets

Cash and cash equivalents	$25,938	$39,919
Trade and other receivables	5,049	5,116
Accounts receivable, related party	11,944	12,096
Inventories	43,206	43,756
Prepaid expenses and other current assets	100,616	41,331
Total current assets	186,753	142,218
Plants in progress, net	25,082,545	25,401,867
Other property and equipment, net	32,133	43,179
Total Assets	$25,301,431	$25,587,264

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities
Trade and other payables	$742,749	$534,682
Accounts payable, related parties (Note 7)	696,680	637,438
Accrued liabilities	84,600	67,365
Current portion of capital leases	8,702	8,573
Derivative liability - fair value of warrants	219,784	232,302
Term notes in default	29,807,399	28,823,421
Total current liabilities	31,559,914	30,303,781
Long-term capital lease obligations	12,544	16,469
Total liabilities	31,572,458	30,320,250

Commitments and contingencies (Note 9)	-	-

Shareholders' Deficit
Common stock ($0.0001 par value; 500,000,000 shares authorized;
250,512,443 common shares issued, 213,282,443 outstanding as of March 31, 2013 and 250,477,815 common shares issued, 213,247,815 outstanding as of September 30, 2012)	25,051	25,048
Additional paid-in-capital	64,406,268	64,370,443
Accumulated other comprehensive loss	(567,002)	(627,928)
Accumulated deficit	(66,224,033)	(65,291,191)
Treasury stock, cost
37,230,000 common shares held in treasury as of March 31, 2013 and September 30, 2012	(3,723)	(3,723)
Total Renewable Fuel Corp stockholders' deficit	(2,363,439)	(1,527,351)
Non-controlling interest	(3,907,588)	(3,205,635)
Total shareholders' deficit	(6,271,027)	(4,732,986)
Total Liabilities and Shareholders' Deficit	$25,301,431	$25,587,264

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Operations and Other Comprehensive Loss

	Second Quarter Three Months Ended		Second Quarter Six Months Ended		Period From Inception October 1, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	to
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$16,043	$-	$128,121	$325,020

Operating expenses
Cost of materials, shipping and insurance	(39,388)	6,353	-	13,229	162,219
Impairment of plants and land held for sale	-	-	-	-	45,327,147
Payroll and share-based compensation expense	119,805	92,151	188,507	177,072	5,870,784
Legal and professional fees	40,046	79,763	92,553	160,021	2,174,697
Depreciation	5,271	5,459	10,580	10,933	109,981
Other general and administrative expenses	63,011	96,010	133,992	145,660	1,704,006
Total operating expenses	(188,745)	279,736	425,632	506,915	55,348,834

Loss from operations	(188,745)	(263,693)	(425,632)	(378,794)	(55,023,814)

Other income (expense)
Interest expense	(628,576)	(567,250)	(1,246,358)	(1,117,752)	(8,850,342)
Gain on change in fair value of derivative liability	6,348	9,429	12,518	18,513	40,106
Other income (loss), net	8,478	34	24,677	52,826	230,856
Total other income (expense)	(613,750)	(557,787)	(1,209,163)	(1,046,413)	(8,579,380)

Loss before income taxes	(802,495)	(821,480)	(1,634,795)	(1,425,207)	(63,603,194)

Income tax expense	-	-	-	-	-

Net loss	(802,495)	(821,480)	(1,634,795)	(1,425,207)	(63,603,194)

Net loss attributable to non-controlling interest	(359,856)	(333,096)	(701,953)	(634,217)	(3,911,311)

Net loss attributable to Renewable Fuel Corp	(442,639)	(488,384)	(932,842)	(790,990)	(59,691,883)

Dividends on preferred stock	-	561,636	-	1,192,445	6,565,638

Net loss available to common stockholders	(442,639)	(1,050,020)	(932,842)	(1,983,435)	(66,257,521)

Other comprehensive loss:
Net loss	(802,495)	(821,480)	(1,634,795)	(1,425,207)	(63,603,194)
Currency translation adjustment	125,229	(177,381)	60,926	(181,832)	(567,002)

Comprehensive loss	(677,266)	(998,861)	(1,573,869)	(1,607,039)	(64,170,196)

Net loss attributable to non-controlling interest	(359,856)	(333,096)	(701,953)	(634,217)	(3,911,311)
Comprehensive loss attributable to non-controlling interest	99,696	(81,312)	46,440	(88,421)	(91,366)
Comprehensive loss attributable to Renewable Fuel Corp	$(417,106)	$(584,453)	$(918,356)	$(884,401)	$(60,167,519)

Net loss per share available to common stockholders, basic and diluted	$(0.002)	$(0.006)	$(0.004)	$(0.011)	$(0.392)
Weighted average number of common shares outstanding	213,282,443	178,372,042	213,280,483	176,132,076	168,842,337

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Cash Flow
For the Periods Ended

	For the Six Months Ended		Period From Inception October 1, 2006 to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(1,634,795)	$(1,425,207)	$(63,603,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,580	10,937	109,993
Impairment of plant and leasehold land	-	-	45,327,147
Non-cash share-based compensation expense	1,878	10,405	3,438,256
Shares issued for legal and professional expenses	-	-	300,000
Bad debt expense	-	-	88
Loss on foreign exchange	-	-	97,640
Interest expense recorded into principal balance of loan	1,230,782	1,108,352	8,823,985
Change in fair value of derivative liability	(12,518)	(18,514)	(40,106)
Gain (loss) on disposal of investments and other	-	-	(60,088)
Changes in:
Trade and other receivables	-	3,204	72,779
Other current assets	(60,182)	(91,106)	460,006
Inventories	-	-	(41,992)
Other assets	-	-	15,528
Trade and other payables	213,577	32,508	(383,807)
Accounts payable, related parties	63,930	41,377	469,482
Accrued liabilities	17,708	(4,040)	(561,385)
Net cash used in operating activities	(169,040)	(332,084)	(5,575,668)

Cash flows from investing activities
Fixed asset additions	-	-	(100,274)
Proceeds from disposal of investments	-	-	116,196
Net cash provided by investing activities	-	-	15,922

Cash flows from financing activities
Advances from shareholders	-	-	7,209,527
Proceeds from loan advance	124,094	147,878	272,403
Payments to contractors	-	-	(6,822,905)
Cash received in share exchange agreements	-	-	137,157
Payments on capital lease obligations	(3,503)	(2,513)	(35,794)
Proceeds from share issuances	33,950	188,056	4,695,083
Net cash provided by financing activities	154,541	333,421	5,455,471

Net increase (decrease) in cash	(14,499)	1,337	(104,275)
Effect of exchange rate changes	518	2,659	108,818
Cash, beginning of period	39,919	47,913	21,395
Cash, end of period	$25,938	$51,909	$25,938

Supplemental cash flow information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash investing and financing activities disclosures:
Vehicle financed through capital lease	$-	$-	$41,351
Non-cash plant additions in accounts payable	$-	$-	$16,224,412
Conversion of shareholders advances to common stock	$-	$-	$7,492,530
Net assets acquired in share exchanges	$-	$-	$9,520,525
Conversion of trade payables to preferred stock	$-	$-	$31,283,340
PBC treasury stock exchange agreement	$-	$-	$3,723
Dividends accrued on preferred stock	$-	$1,192,445	$6,565,638
Fair value of warrants as derivative liability	$-	$-	$259,890
Conversion of preferred stock to common stock	$-	$38,856,078	$38,856,078
Conversion of account payable, related parties to preferred stock	$-	$-	$1,007,100

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

The Company is currently in non-compliance with debt covenants on the term loan facilities of approximately $29.8 million as of March 31, 2013 and has not made any installment repayments beginning with the due date of December 1, 2010. The Company received a statement dated March 11, 2013 from the bank stating the outstanding payable for late installment payments was approximately $19.8 million. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both of the PBC directors.

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

The Company’s management are confident that their feedstock strategy using non-food based material, will lead the Company to a sustainable operation. Although the Company has held preliminary discussions concerning acquiring Crude Palm Oil (“CPO”) and alternative tallow-based feedstocks from regional suppliers, the Company have no contracts, agreements or commitments in place at this time. The Company’s management believes that the combined capacities of these suppliers or alternative available suppliers will be able to meet the production requirement per annum.

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

Interim Consolidated Financial Statements – The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ending September 30, 2012 have been omitted. These unaudited interim consolidated financial statements include the accounts of Renewable Fuel Corp and its subsidiaries.

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

A Development Stage Company – The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of March 31, 2013, Renewable Fuel has not fully commenced operations nor has it received significant revenues from its planned principal operations.

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

The net loss attributable to non-controlling interest of PBC contributed approximately $0.7 million, $0.6 million and $3.9 million for the six months ended March 31, 2013, 2012 and from Inception October 1, 2006 to March 31, 2013, respectively from RFC’s 49% ownership in PBC upon its spin-off of the 51% ownership to DCSB on February 2, 2010. (See Note 3: Spin Off of Plant Biofuels Corporation)

Warrants – The Company reviews the key terms of warrants issued, including all conversion rates and down round provisions which protect the holder from changes to the our capitalization or future declines in our share price.

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

The average and closing rates used in the translated of foreign currency amounts are as follow:

	March 31, 2013		March 31, 2012
	Closing Rate USD	Average Rate USD	Closing Rate USD	Average Rate USD
RM	0.3252	0.3273	0.3266	0.3203
1,000 IDR	0.1033	0.1040	0.1094	0.1108

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

New Accounting Pronouncements – The following accounting standards which may impact our financial statements were issued as of March 31, 2013. A description of the standards and an assessment of its impact on our financial reporting are noted below:

In March 2013, the Financial Accounting Standards Board issued ASU 2013-05: Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity: The objective of the amendments in this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (step acquisitions) involving a foreign entity. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to de-recognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. This Update will impact the Company’s future business combinations and disposition activities’ transaction accounting.

In February 2013, the Financial Accounting Standards Board issued ASU 2013-04: Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. Early adoption is permitted. This Update may impact the Company’s future transaction accounting and disclosures particularly if the Company enters into such liabilities arrangements.

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. Nonpublic entities are required to comply with all the requirements of the amendments for annual reporting periods. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. This revised standard is not expected to have a material impact on the consolidated financial statements.

In January 2013, the Financial Accounting Standards Board issued ASU 2013-01: Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities: The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. This revised standard may have impact on the Company future consolidated financial statements.

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

NOTE 2—LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced cumulative losses of $66.3 million from October 1, 2006 (inception) through March 31, 2013, has net negative equity of $6.3 million and has not commenced operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently in non-compliance with debt covenants on the term loan facilities and has not made any installment repayments as they became due beginning on December 1, 2010. The term loans are secured by first priority interest over all existing property, plant and equipments, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both the PBC directors.

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

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	March 31, 2013	September 30, 2012
Buildings and improvements	$30,741	$31,132
Furniture and equipment	28,666	29,025
Computer equipment	21,928	22,150
Vehicles	66,474	67,320
Total	147,809	149,627
Less - accumulated depreciation	(115,676)	(106,448)
Property and equipment, net	$32,133	$43,179

Plants in progress consisted of the following at:

	March 31, 2013	September 30, 2012
PBC plant and leasehold interest in land	$45,571,225	$46,151,378
Century/PTPBI plant and leasehold interest in land	17,281,351	17,502,015
Optimis/PTOTI plant	13,091,049	13,257,707
Total	75,943,625	76,911,100
Less - accumulated impairment losses	(50,861,080)	(51,509,233)
Plants in progress, net	$25,082,545	$25,401,867

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

Debt consisted of the following as of:

	March 31,	September 30,
	2013	2012
Term loan maturing November 7, 2014, payable in monthly installments of $38,000 beginning December 1, 2010, bearing interest at 8.3% as of March 31, 2013.	$1,807,945	$1,634,239
Term loan maturing November 7, 2014, payable in monthly installments of $583,000 beginning January 1, 2011, bearing interest at 8.3% as of March 31, 2013.	27,999,454	27,189,182
Total term loans in default, current	$29,807,399	$28,823,421

The Company has classified the term loans as a current liability due to the fact that planned principal payments were not made following the end of period ended March 31, 2013. As of March 31, 2013, the term loan payable in default amounted to $19,781,179.

In January 2013 and 2012, the bank advanced a total of $123,310 and $149,897 respectively to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is included within the total term loan outstanding by the bank and is carrying the same interest rate as the term loan.

The Company incurred interest expense of $1.2 million and $1.1 million during the six months ended March 31, 2013 and 2012, respectively.

NOTE 6—STOCKHOLDERS' EQUITY

Common Stock

From October 1, 2011 through September 30, 2012, the Company issued 491,740 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $491,740.

During the six months ended March 31, 2013 the Company issued 33,950 shares of its restricted common stock to individuals at $1.00 per share for cash consideration totaling $33,950.

Common Stock Options

The Company’s CEO receives common stock options equal to 5% of all equity transactions, as defined in his employment agreement, including common and preferred stock issuances. The options have immediate vesting terms and have a contractual life of ten years. The following table outlines common stock options granted to the CEO since inception:

		Exercise price
Date Issued	Options issued	per share	Fair Value
December 31, 2007	3,650,000	$0.10	$319,697
September 5, 2008	6,045,400	$0.07	390,822
September 24, 2008	458,584	$1.00	22,831
Year ended September 30, 2009	1,304,968	$1.00	747,765
Year ended September 30, 2010	57,850	$1.00	33,150
Year ended September 30, 2011	81,740	$1.00	57,813
Year ended September 30, 2012	24,578	$1.00	17,383
Six months ended March 31, 2013	1,696	$1.00	1,200
Total issued since inception	11,624,816		$1,590,661

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for grants during the six months ended March 31, 2013 and the period from October 1, 2006 (Inception) through March 31, 2013:

	March 31, 2013	Inception to March 31, 2013
Weighted average fair value of options granted	$0.71	$0.14
Dividend yield	0%	0%
Approximate risk-free interest rates	2.13%	1.43%
Estimated volatility	91%	122%
Expected term in years	5	5
Weighted average fair value of common stock	$1.00	$0.19

Compensation expense recognized in the accompanying consolidated statement of operations related to the Employee Options and CEO Options for the six months ended March 31, 2013 and 2012 and for the period from October 1, 2006 (inception) through March 31, 2013, were approximately $1,900, $10,400 and $1,508,000, respectively.

The following table summarizes information about common stock options granted, exercised, forfeited, vested and exercisable:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2012	14,823,120	0.21
Granted	1,696	1.00
Forfeited	-	-
Exercised	-	-
Options exercisable – March 31, 2013	14,824,816	$0.21
Options vested or expected to vest	14,824,816	$0.21

On July 20, 2012, the Company extended the term of options issued prior to July 20, 2012 an additional three years from the date of vesting. As a result, the Company recorded approximately $1.1 million of stock based compensation during the fourth quarter of fiscal 2012.

The following is a summary of options outstanding and exercisable at March 31, 2013:

		Weighted-Average		Weighted-Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Contractual Life	Exercisable	Contractual Life
$0.07	6,045,400	8.4	6,045,400	8.4
$0.10	6,850,000	7.8	6,850,000	7.8
$1.00	1,929,416	8.9	1,929,416	8.9
$0.20	14,824,816	8.2	14,824,816	8.2

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

The weighted average fair value of warrant issued (per common share)	$0.43
Dividend yield	0%
Approximate risk-free interest rate	1.81%
Estimated volatility	70%
Expected term in years	2.5

The fair value of the warrant was determined using the deemed fair value of the underlying common stock of $1.00 per common share at February 20, 2009.  Because the Company's stock was not actively public traded, the Company used the average historical volatility rate for publicly traded companies that were engaged in similar alternative fuel activities to those of the Company for a similar time period as the expected term of the warrant.  The expected term of the warrant was derived as the midpoint between its five year contractual life and the date it became fully exercisability. The fair value of the warrant determined was included in additional paid-in capital as a transaction cost.

The Company reclassified the value of the warrants from paid in capital to derivative liability on October 1, 2009.  The Company used the Black-Scholes option pricing model to determine the fair value of the warrants at the end of each accounting period.  As of March 31, 2013, the fair value of the derivative liability was valued at $219,784, which resulted in other income of $12,518 for the six months ended March 31, 2013.

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

Advances totaling $25,454 and $25,779 from Plant & Offshore Technology Sdn. Bhd., an indirect subsidiary of Plant Offshore Group Limited (“POGL”), are included in accounts payable, related parties at March 31, 2013 and September 30, 2012, respectively.

Oilcorp is a vendor currently engaged by the Company to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia (see "Note 6 - Stockholders' Equity" for additional information with respect to the terms of the Company's Series A Preferred Stock issued to Oilcorp in exchange for trade payables related to these services). Accounts payable to various subsidiaries of Oilcorp, totaled $70,694 and $71,594 are included in accounts payable, related parties at March 31, 2013 and September 30, 2012, respectively.

Accounts payable, related party in the Company's accompanying balance sheet includes $599,438 and $538,966 of amounts payable to directors or shareholders of the Company’s subsidiary companies as of March 31, 2013 and September 30, 2012, respectively.

Amounts payable to other related parties were $1,093 and $1,099 as of March 31, 2013 and September 30, 2012, respectively.

On February 2, 2010 the Company entered into a share exchange agreement with Dakap Capaian Sdn. Bhd., a company wholly-owned and controlled by two of the Company's shareholder-directors (see "Note 3 – Spin off Plant Biofuels Corporation" for additional information in respect to the transaction). As of March 31, 2013, the Company has accounts receivable totaling $11,944 from Dakap Capaian Sdn. Bhd. related to expenses incurred in connection with the February 2010 share exchange agreement.

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

The following table represents the significant results and financial position by operating segment during the period:

	Six months ended	Six months ended
	March 31,	March 31,
	2013	2012
Loss before income taxes:
Malaysia	$(1,376,378)	$(1,243,563)
Indonesia	(19,073)	19,666
Corporate (a)	(239,344)	(201,310)
	$(1,634,795)	$(1,425,207)

	As of	As of
	March 31,	September 30,
	2013	2012
Assets:
Malaysia	$25,263,120	$25,528,484
Indonesia	9,419	14,824
Corporate (b)	28,892	43,956
	$25,301,431	$25,587,264

(a)
Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the business segments.

NOTE 9—COMMITMENTS AND CONTINGENCIES

On January 18, 2007 PBC entered into an agreement with Oil-Line Engineering & Associates Sdn Bhd ("OLEA"), a subsidiary of Oilcorp, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Malaysia. The contract price indicated a cost of approximately $36 million. At March 31, 2013 construction on the Kuantan plant was substantially complete.

On March 6, 2007 Optimis entered into an agreement with OLEA, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Indonesia. The contract price indicated a cost of approximately $37 million. On August 5, 2008 the Company entered into a Supplement Agreement with OLEA to expand the capabilities of the subject plant to accept multiple types of feedstock. The adjusted contract indicates a cost of approximately $64 million.

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

As of March 31, 2013, the Company was not subject to any material legal proceedings. From time to time, however the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and business partners. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company's financial position, operating results or cash flows.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the six months ended March 31, 2013 and 2012. These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following MD&A are quoted in U.S. dollars.

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

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations.   Our significant accounting policies are discussed in Note 1 of the Notes to our unaudited consolidated financial statements as of March 31, 2013 and September 30, 2012 and for the six months ended March 31, 2013 and 2012. On an ongoing basis, we evaluate our estimates, including those related to the potential impairment of property, plant and equipment, derivative liabilities, and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Recent Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included elsewhere in this report.

Result of Operations

Second Quarter Three Months Ended March 31, 2013 compared to March 31, 2012

During the three months ended March 31, 2013, we reported $0 revenue, and a net loss attributable to common shareholders of approximately $0.4 million or $0.002 per share, compared to revenue of $16,000 mainly from the recognition of consultation services provided, and a net loss attributable to common shareholders of approximately $1.0 million or $0.006 per share for the three months ended March 31, 2012. Total costs of sales was approximately negative $39,000 and $6,000, operating expenses of approximately $228,000 and $273,000 of which approximately $120,000 and $92,000 related to payroll and share based compensation related expense and $40,000 and $80,000 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $68,000 and $101,000 during the three months ended March 31, 2013 and 2012 respectively. The negative $39,000 cost of sales in March 31, 2013 quarter was due to staff costs that classified as cost of sales in December 31, 2012 has been reclassified as payroll expense in March 31, 2013.

The $27,700 increase in payroll and share based compensation related expense is the result of $36,000 increase in employee overhead as well as a $8,300 reduction in the CEO’s share based compensation related expense.

Legal and professional fees were reduced by approximately $39,700 as the use of consultants decreased.

During the three months ended March 31, 2013 and 2012, we recognized a net loss attributable to non-controlling interest of approximately $359,856 and $333,096.

During the three months ended March 31, 2013 and 2012, we accrued dividends of approximately $0 and $0.6 million, respectively, associated with the preferred stock issued and outstanding. The reduction is a result of the conversion of the preferred stock to common stock.

Operating Comparison for the three months ended:

	March 31, 2013	March 31, 2012	Difference	% Change
Revenue	$-	$16,043	$(16,043)	(100.0)
Cost of sales	39,388	(6,353)	45,741	(719.9)
Payroll	(119,805)	(92,151)	(27,654)	30.0
Legal & professional	(40,046)	(79,763)	39,717	(49.8)
Other operating expenses	(63,282)	(101,469)	38,187	(37.6)
Other income (expenses)	(613,750)	(557,787)	(55,963)	10.0
Net loss attributable to non-controlling interest	359,856	333,096	26,760	8.0
Dividends on preferred stock	-	(561,636)	561,636	(100.0)

Net loss available to common stockholder	$(442,639)	$(1,050,020)	$607,381	(57.8)

Second Quarter Six Months Ended March 31, 2013 compared to March 31, 2012

During the six months ended March 31, 2013, we reported $0 revenue, and a net loss attributable to common shareholders of approximately $0.9 million or $0.004 per share, compared to revenue of $128,000 mainly from the recognition of consultation services provided, and a net loss attributable to common shareholders of approximately $2.0 million or $0.011 per share for the six months ended March 31, 2012. Total costs of sales was approximately $0 and $13,000, operating expenses of approximately $426,000 and $494,000 of which approximately $189,000 and $177,000 related to payroll and share based compensation related expense and $93,000 and $160,000 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $144,000 and $157,000 during the six months ended March 31, 2013 and 2012 respectively.

The $11,400 increase in payroll and share based compensation related expense is the result of $19,900 increase of employee overhead as well as a $8,500 reduction in the CEO’s share based compensation related expense.

Legal and professional fees were reduced by approximately $67,000 as the use of consultants decreased.

During the six months ended March 31, 2013 and 2012, we recognized a net loss attributable to non-controlling interest of approximately $701,953 and $634,217.

During the six months ended March 31, 2013 and 2012, we accrued dividends of approximately $0 and $1.2 million, respectively, associated with the preferred stock issued and outstanding. The reduction is a result of the conversion of the preferred stock to common stock.

Operating Comparison for the six months ended:

	March 31, 2013	March 31, 2012	Difference	% Change
Revenue	$-	$128,121	$(128,121)	(100.0)
Cost of sales	-	(13,229)	13,229	(100.0)
Payroll	(188,507)	(177,072)	(11,435)	6.5
Legal & professional	(92,553)	(160,021)	67,468	(42.2)
Other operating expenses	(144,572)	(156,593)	12,021	(7.7)
Other income (expenses)	(1,209,163)	(1,046,413)	(162,750)	15.6
Net loss attributable to non-controlling interest	701,953	634,217	67,736	10.7
Dividends on preferred stock	-	(1,192,445)	1,192,445	(100.0)

Net loss available to common stockholder	$(932,842)	$(1,983,435)	$1,050,593	(52.9)

Liquidity and Capital Resources

We have experienced cumulative losses of approximately $66.3 million from October 1, 2006 (inception), through March 31, 2013, and have net negative equity of approximately $6.3 million. As of the date of this report, we have not commenced operations; rather, we are still in the development stages. Accordingly, this raises substantial doubt about our ability to continue as a going concern.

As of March 31, 2013, we have raised our $63.6 million of equity through a combination of initial capitalization, various share exchanges as we acquired our operating subsidiaries, the conversion of $32.3 million of debt for preferred shares with two related party vendors, $7.5 million in advances we subsequently converted to equity, and private placements from individual shareholders resulting in actual cash of $4.7 million.  In addition, we also borrowed $29.8 million under our credit facility with a Malaysian bank.  These funds have been used to acquire certain capital equipment and infrastructure to support development and implementation of our business plan, payment of salaries and fees of technical and marketing personnel, marketing and promoting activities, working capital and general corporate purposes.  Additional funds will need to be generated by to complete the three biodiesel plants currently under construction and to further support the development of our business model.

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

For the next twelve months, we expect cash needs of up to $6,100,000 to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence operations.  Our existing term loan facilities require principal and interest payments of $621,000 per month that were scheduled to begin in December 2010.  However, we have made not been in a position to make any payments on this debt.  As of April 9, 2013, we had $4,571 in cash.  We are funding monthly operations with incremental equity private placements from our existing shareholders on an as needed basis.  In order to cover our cash needs, we are considering raising additional funds in the form of equity capital, mezzanine financing and/or senior loans through private placements, loan applications or any other alternative approach. If we do not secure these funds, we may be forced to suspend or terminate operations.

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

Cash Flows

Net cash used in operating activities was approximately $169,000 for the six months ended March 31, 2013 compared to approximately $332,000 for the same period in 2012. Net cash used in operating activities was approximately $5,576,000 for the period from inception (October 1, 2006), through the six months ended March 31, 2013.

Net cash provided by investing activities was approximately $16,000 for the period from inception (October 1, 2006) through the six months ended March 31, 2013.

Net cash provided by financing activities for the six months ended March 31, 2013 was approximately $155,000 compared to $333,000 for the same period in 2012, and $5,455,000 for the period from inception (October 1, 2006) through March 31, 2013. The net cash provided by financing activities is from the issuance of common shares and proceeds from loan advances during the six months ended March 31, 2013 and 2012.

Term Loans in Default

In October 2007, PBC entered into a $22,442,000 facilities agreement (the “Facilities”) with a bank, which provided available borrowings under two individual term loans totaling $19,189,000 and a revolving line with available credit of $3,252,000. At March 31, 2013, and 2012, $3,252,000 was available under the revolving line of credit. However, any disbursements are restricted for purchases of raw materials and repayable within six months from date of disbursement.  A total of $29,807,399 is outstanding under the Facilities at March 31, 2013 and $28,823,421 at September 30, 2012.

The term loans under the Facilities bear interest at the bank’s effective costs of funds (6.30%) +1.25% in year one, increasing to +2% in year two and beyond.  At March 31, 2013 and 2012, the interest rate for the term loans was 8.3%.  The interest rate for the revolving line of credit is the bank’s cost of funds (6.30%) +2%.  At March 31, 2013 and 2012, the interest rate for the revolving line of credit was 8.3%.

In January 2013 and 2012, the bank advanced a total of $123,310 and $149,897 respectively to us for expenses incurred on the Malaysian plant for our Industrial All Risks insurance policy, and the plant’s independent assessment. This amount was added to the total term loan outstanding by the bank and it carries the same interest rate as the term loan.

The Company incurred interest expense of $1.2 million and $1.1 million during the six months ended March 31, 2013 and 2012, respectively.

We have recognized approximately $1.2 million and $1.1 million in interest charges related to the term loans for the six months ended March 31, 2013 and 2012, respectively, all of which has been recorded as interest expense.  Accrued interest payable at March 31, 2013 and 2012 was approximately $10.5 million and $6.4 million, respectively. The term loans under the Facilities are secured by a first priority interest over all existing property, plant and equipment and all assets of PBC. In addition, the term loans are jointly and severally guaranteed by directors of PBC.

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

Off-Balance Sheet Transactions

As of March 31, 2013 and September 30, 2012, we did not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2013, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Not required

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from October 1, 2012 through March 31, 2013, we sold 33,950 shares of common stock at $1.00 per share to an individual for gross proceeds of $33,950. In connection with this issuance, our CEO was granted 678 shares of common stock and options to acquire 1,696 shares of common stock.

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

ITEM 4.         MINE SAFETY DISCLOSURES

None.

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

Renewable Fuel Corp, a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	William Van Vliet	May 17, 2013	/s/ William Van Vliet

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ William Van Vliet	William Van Vliet	Principal Executive Officer and Director	May 17, 2013
/s/ Andy Teo Guan Joo	Andy Teo Guan Joo	Principal Financial Officer and Principal Accounting Officer	May 17, 2013

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
______________
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