Form 10-K
period 2013-09-30
Renewable Fuel Corp
filed 2014-02-04
CIK 1455768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2013

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2013, there was no market for the registrant’s Common Stock. As of February 1, 2014, 213,282,443 shares of Common Stock of the registrant were issued and outstanding.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2013 and 2012. The discussion also includes subsequent activities up to February 1, 2014. These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following MD&A are quoted in U.S. dollars.

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

Through Plant Biofuel Corporation Sdn Bhd (“PBC”), we own a biodiesel and glycerine production plant which when completed and fully operational has an anticipated production capacity of thirty million gallons per year on a 24-hour operating basis. The plant is currently in the final stages of preparation to produce biodiesel and technical grade refined glycerine. Upon start up of the plant we will be able to manufacture 800 metric tonnes per month of glycerine. The facility consists of three major process plants: pre-treatment plant, biodiesel plant, and glycerine refining plant. It will be able to produce high-quality biodiesel that complies with the strict European (EN14214) and American (ASTM 6751) biodiesel specifications from a combination of feedstocks including Crude Palm Oil (“CPO”), tallow and Jatropha or other waste vegetable oils. The plant will also be capable of processing and refining U.S. Pharmaceutical Grade (USP) and technical grade glycerin, from crude glycerine which is a bi-product of the biodiesel refining process. The plant, which has a biodiesel manufacturing license from the Ministry of International Trade and Industry of Malaysia, is expected to commence operation and deliver products to customers in the calendar year 2014.

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

Glycerine

Glycerine is a byproduct of the manufacture of biodiesel and is part of the transesterification of vegetable oils and fats. As such, the product represents approximately 10% of the production result in the manufacture of biodiesel. The product is used around the world as a versatile and popular chemical component in thousands of diverse products. Because there is constant demand for this product in a wide array of markets and industries, RFC is developing markets and customers to sell glycerine in the US, Europe and select global markets.

RFC currently has letters of intent for the purchase of all production of tech grade refined glycerine from our plant in Kuantan; we anticipate delivery of this product in the calendar year 2014.

Malaysian Production Plant

On January 18, 2007 PBC entered into an agreement with Oil-Line Engineering & Associates Sdn Bhd ("OLEA"), a subsidiary of Oilcorp, whereby OLEA would provide engineering, procurement and construction management of a 30 MGA, CPO feedstock biodiesel facility in Malaysia on a turnkey project basis. The total cost of the Kuantan plant was approximately $45.5 million. As of December 31, 2010 construction on the Kuantan plant was substantially complete and available for glycerine production. As a result of the impairment analysis in fiscal year 2009, the Kuantan plant has been written down to $24.1 million at September 30, 2013.

For the next twelve months, we require additional financing needs of up to $50 million to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence revenue generating operations. There can be no assurance we will be able to raise additional capital.

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

For glycerine sales we will initiate efforts similar to our biodiesel program. We intend to actively pursue the largest distributors and users through direct sales efforts and outreach marketing efforts to activate product sales. This effort began in the fourth quarter 2010.

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

Our advertising plan will incorporate elements of the following;

●	Business publications
●	Trade shows /event direct marketing
●	Website advertising and presence
●	Web promotions, communications to fuel buyer markets

●	Direct marketing
●	Newsletters
●	Email campaigns
●	Marketing promotional tools and programs
●	Merchandising and unique trade show reminders
●	Public relations programs
●	Trade publication advertising in key industry publications
●	Key industry website advertising
●	Select speaking opportunities for RFC Executives at trade shows and conferences

Through the above, we intend to promote our brand and product attributes as follows:

•	Create and establish a positive reputation in biodiesel/biofuel products;
•	Support and build the RFC brand position through customer acquisition;
•	Adopt a distinctive RFC communications style and message approach.
•	Create points of distinction in advertising and public relations with state-of-the-art production capabilities, with product and company-brand distinctions;
•	Create pricing advantage through low production costs and gain product acceptance rapidly;
•	Focus on growth of US and key international markets distribution capabilities; and
•	Build a positive reputation for the Company’s products and reputation with competitive pricing and top level service.

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

Most governments have three primary concerns in formulating their biofuel policy:

•	securing constant energy supply and reducing dependence on fossil fuel imports;
•	obtaining environmental benefits and reducing sulfur emissions compared with those of fossil diesel; and
•	creating jobs, in especially in rural regions, and boosting the agricultural sector.

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

As a result of the extension, demand for biodiesel in 2011 has increased, resulting in more opportunities for RFC in the US market. The biodiesel tax credit has not been extended and expired on December 31, 2011. The loss the of tax credit will affect the price competitiveness of biodiesel in the US market, however, the RINs will continue to offer value.

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

Employees

As of September 30, 2013, RFC and its subsidiaries, collectively, have the following employees:

Full time and part time:

Clerical – 1
Operations – 0
Administrative – 2
Management – 5

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

For the next twelve months, we expect financing needs of up to $50 million to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence revenue generating operations. The company’s Term Loan facilities from a financial institution are due for principal and interest repayment from December 2010, amounting to $623,000 per month. As of October 15, 2013, we had $1,106 in cash. We are funding monthly operations with incremental equity private placements from our shareholders on an as needed basis. In order to cover our cash needs, we are considering raising additional funds in the form of equity capital, mezzanine financing and/or senior loans through private placements, loan applications or any other alternative approach.

We are undertaking various plans and measures to raise capital through debt and equity offerings, which we believe will increase funds available for development and working capital. However, no assurances can be given that those plans and measures will be successful in increasing funds for the development and operations of the Company.

We are currently in non-compliance with debt covenants on the Term Loan facilities and have not made any of the repayment installments due from December 1, 2010 until January 15, 2014. Bank Pembangunan Malaysia Bhd (“The Bank”) has notified us that we are in default and has not taken any action as a result of this default. Because the plant is still non-operational, we did not generate any revenue, and we have insufficient cash flow to fulfill the loan repayment schedule. If the Bank declares a default, which it has the current right to do, the Bank may foreclose on its note as a consequence and we could lose all our assets and could go out of business. As a result of the default, the Bank may foreclose on its note as a consequence and we could lose all of the PBC assets. As of February 1, 2014, the Bank has not declared a default nor taken any other action on the loan.

The management of PBC is actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure the distress.

The Company has held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the Bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through 2014. These discussions are in preliminary stages and certain lenders are on process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

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

We believe the potential EBITDA supports approximately $95 million valuation and possible sales price to a willing buyer when the plant is fully operational. The updated projections support an estimated EBITDA of approximately $27 million per year assuming the plant achieves 95% of output capacity (current capacity of 100,000 metric tonnes (MT) per year) at current prices for Biodiesel. There are approximately 300 gallons per MT. We currently have a proposed price to broker our production of biodiesel at $1,550 per MT (or $3.90 per gallon) (with all tax credits and RINs retained by the broker). The two largest factors in projecting cash flows from operating the plant are the prices we receive for selling the biodiesel and the cost of the feedstock necessary to produce the biodiesel. We believe we can obtain animal byproducts for feedstock at favorable prices totaling $715 per MT. A decrease in the ultimate sales price of biodiesel or an increase in the cost of feedstock would result in a significant decline in the fair value of the plant.

The $42 million valuation and possible sales value was discounted to $34 million at September 30, 2013 for the impairment analysis. The carrying value of the plant was $24.1 million at September 30, 2013.

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

During the past four years, the price of crude oil rose to a high of $140 per barrel in 2008 and fell below $40 per barrel by December 2008. Since then it has increased to the range of $85 to $95 in October 2013. That dramatic fluctuation was historical in proportion. Lower diesel prices will likely lead to lower prices for biodiesel, and the impact on the biodiesel industry is devastating, and there can be no assurance as to the price of biodiesel in the future. Any downward changes in the price of biodiesel may result in lower revenue and profit margins which could substantially affect our share price.

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

We anticipate we will incur substantial legal and accounting costs as a public company, perhaps in excess of $100,000 per year. Section 404(a) of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to report on the operating effectiveness of our Internal Controls over Financial Reporting for the year ended September 30 in the fiscal year. Currently, we have material weaknesses in financial reporting. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that the cost of this program will contribute to the increased expenses we will incur as a public company.

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

As of February 1, 2014, there were 37,998,449 shares of our common stock held by non-affiliates, and 175,283,994 shares of our common stock held by affiliates, all of which are restricted as per Rule 144 of the Securities Act of 1933 defines as restricted securities. All of the non-restricted shares held by non-affiliates as well as the restricted securities held by affiliates, subject to the limitations on amounts and manner of sale in Rule 144, could be available for sale in a public market. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

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

The Court has on October 30, 2012, rule in favor of the Company. On November 22, 2012, Plaintiff Terence Joseph Peter Daley filed Notice of Appeal against Century Corp, Ng Huat Chai and Oil-Line, Century Corp a subsidiary of BRII, which is a subsidiary of RFC.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

RFC Common Stock trades on the OTCBB Markets under the symbol: RWFC. Our common stock began trading on the OTC market on September 6, 2012. Our stock has traded thinly for the periods represented from September 6, 2012 to September 30, 2013. Our stock has experienced only 3 trading days with aggregate of 3,200 shares traded on those days.

The following sets forth the range of high and low trades for the periods indicated.

	High	Low
Year Ended September 30, 2013
Q1 - Quarter Ended December 31, 2012	$1.64	$1.51
Q2 - Quarter Ended March 31, 2013	1.51	1.51
Q3 - Quarter Ended June 30, 2013	1.51	1.51
Q4 - Quarter Ended September 30, 2013	1.51	1.51

(b) Our Stockholders

As of September 30, 2013, there were approximately 57 holders of record of RFC common stock.

(c) Our Dividend Policy

We have never paid, and do not intend to pay, any cash dividends on our common stock for the foreseeable future. Therefore in all likelihood, an investor in this offering will only realize a profit on his investment, in the short term, if the market price of our common stock increases in value.

(d) Securities Authorized to be Issued Under our Equity Compensation Plans

The following table provides certain information as of September 30, 2013, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Executives’ compensation plans – Option	14,824,816	1	$0.20	-
Warrant	600,000	2	-	-

Total	15,424,816		$0.20	-

1	Options exercisable by the Directors and Executive Officers.

2	Warrant exercisable by common stockholder – Eow Chai Huat

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

Corporate Information

Renewable Fuel Corp (A Development Stage Company) is a public reporting entity originally planned to be an integrated producer, blender and distributor of biodiesel and blended fuels. Renewable Fuel Corp ("Renewable Fuel" or the "Company") was incorporated in the State of Nevada on September 11, 2007. Renewable Fuel owns a license to produce biodiesel products in Malaysia and two additional biodiesel licenses in Indonesia. Renewable Fuel Corp anticipates entering the biofuel production and distribution business during fiscal year 2014.

We have incurred losses since inception, have not commenced operations, substantially all of our assets are impaired and our auditors have issued a going concern opinion on our audited financial statements for the most recent fiscal year ended September 30, 2013.

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

We are currently in non-compliance with debt covenants on the term loan facilities of approximately $29.9 million as of September 30, 2013 and have not made any installment repayments beginning with the due date of December 1, 2010. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both of the PBC directors.

The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets. As of January 16, 2014, the Bank has not declared a default nor taken any other action on the loan.

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

Result of Operations

Year Ended September 30, 2013 compared to September 30, 2012

During the year ended September 30, 2013, we reported $0 revenue, and a net loss attributable to common shareholders of approximately $1.8 million or $0.009 per share, compared to revenue of $187,000, and a net loss attributable to common shareholders of approximately $4.3 million or $0 .02 per share for the year ended September 30, 2012.

Total costs of sales during the year ended September 30, 2013 and 2012 was $0 and approximately $103,000 respectively, operating expenses of approximately $0.8 million and $2.2 million respectively of which approximately $0.4 million and $1.5 million contributed by payroll and share based compensation related expense, $163,000 and $312,000 respectively contributed by legal and professional fees, the remaining operating expenses incurred during the period were approximately $271,000 and $349,000 respectively.

Payroll and share based compensation related expense registered a decrease of $1,153,000, mainly resulted from an decrease in the CEO’s share based compensation related expense of approximately $1,215,000, however we have an approximate increase of $62,000 from the increase of employee head count and employee compensation.

Legal and professional fees decreased by approximately $149,000 from the Company fund raising activities, including engaging an investment banker.

During the year ended September 30, 2013 and 2012, the Company recognized a net loss attributable to non-controlling interest of approximately $1,392,000 and $1,300,000.

During the year ended September 30, 2013 and 2012, the Company accrued dividends of $0 and approximately $1.2 million respectively related to 8% preferred stock. The reduction in dividend is a result of the conversion of the preferred stock to common stock.

Operating Comparison for the year ended:

	September 30, 2013	September 30, 2012	Difference	% Change
Revenue	$-	$186,538	$(186,538)	(100.0)
Cost of sales	-	(102,869)	102,869	100.0
Impairment	-	-	-	-
Payroll	(352,667)	(1,505,630)	1,152,963	76.6
Legal & professional	(162,776)	(311,902)	149,126	47.8
Other operating expense	(270,851)	(348,879)	78,028	22.4
Other income / (loss)	(2,422,388)	(2,291,289)	(131,099)	5.7
Net loss attributable to non-controlling interest	1,391,935	1,301,156	90,779	7.0
Dividends on preferred stock	-	(1,192,445)	(1,192,445)	(100.0)

Net loss available to common stockholder	$(1,816,747)	$(4,265,320)	$2,448,573	57.4

Liquidity and Capital Resources

The Company has experienced cumulative losses of approximately $67.1 million from October 1, 2006 (inception), through September 30, 2013, and has net negative equity of approximately $7.6 million. As of the date of this report the Company has not commenced operations; rather, it is still in the development stages. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2013, the Company has raised its $63.5 million of equity through a combination of its initial capitalization, various share exchanges as it acquired its operating subsidiaries and the conversion of $31.3 million of debt for preferred shares with two related party vendors, $7.5 million in advances conversion to equity, and private placements from individual shareholders resulting in actual cash of $4.7 million. In addition, the Company also borrowed $29.9 million under its credit facility with a Malaysian bank. These funds have been used to acquire certain capital equipment and infrastructure to support development and implementation of its business plan, payment of salaries and fees of technical and marketing personnel, marketing and promoting activities, working capital and general corporate purposes. Additional funds will need to be generated by the Company to complete the three biodiesel plants currently under construction and to further support the development of its business model.

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

The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets. As of January 16, 2014, the Bank has not declared a default nor taken any other action on the loan.

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

For the next twelve months, we expect cash needs of up to $6,100,000 to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence operations. The company’s Term Loan facilities from a financial institution are due for principal and interest repayment beginning December 2010, amounting to $623,000 per month. As of October 15, 2013, we had $1,106 in cash. We are funding monthly operations with incremental equity private placements from our shareholders on an as needed basis. The Company has held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the Bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through 2014. These discussions are in preliminary stages and certain lenders are on process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

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

Cash Flows

Net cash used in operating activities was approximately $175,000 for the year ended September 30, 2013 compared to approximately $645,000 for the same periods in 2012. Which is a result of the net loss offset by non cash interest accrued.

Net cash used in operating activities was approximately $5,581,000 for the period from inception (October 1, 2006), through the year ended September 30, 2013.

Net cash used in investing activities was $0 and $1,000 for year ended September 30, 2013 and 2012. This mainly due to reduce fixed assets acquired. Net cash gained from investing activities was approximately $16,000 for the period from inception (October 1, 2006) through the year ended September 30, 2013.

Net cash provided by financing activities for the year ended September, 2013 was approximately $149,000 compared to $634,000 for the same periods in 2012, and $5,500,000 for the period from inception (October 1, 2006) through the year ended September 30, 2013. The majority of the net cash provided by financing activities is from proceeds from common share issuances.

Financing Activities

From October 1, 2012 through September 30, 2013 the Company issued 33,950 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $33,950.

In connection with these transactions the Company's CEO was granted 678 shares of common stock and options to acquire 1,696 shares of common stock in accordance with the terms of his employment agreement.

Term Loans Payable

Term Loans in Default

In October 2007, PBC entered into a $21,595,000 facilities agreement (the “Facilities”) with a bank, which provided available borrowings under two individual term loans totaling $18,465,000 and a revolving line with available credit of $3,294,000. At September 30, 2013, and 2012, $3,130,000 was available under the revolving line of credit; however, any disbursements are restricted for purchases of raw materials and repayable within six months from date of disbursement. A total of $29,896,687 is outstanding under the Facilities at September 30, 2013 and $28,823,421 at September 30, 2012, respectively, which includes two term loans and $0 borrowed under the revolving credit facility.

The term loans under the Facilities bear interest at the bank’s effective costs of funds +1.25% in year one, increasing to +2% in year two and beyond. The bank’s effective cost of fund is 6.30%. Therefore, at September 30, 2013 and 2012, the interest rate for the term loans was 8.3%. The interest rate for the revolving line of credit is the bank’s cost of funds +2%. At September 30, 2013 and 2012, the interest rate for the revolving line of credit was 8.3%.

In January 2013 and 2012, the Bank advanced a total of $118,656 and $144,240 respectively to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is accumulated into the total term loan outstanding by the Bank and carrying the same interest rate as the term loan.

The Company has recognized approximately $2.5 million and $2.3 million in interest charges related to the term loans for the year ended September 30, 2013 and 2012, respectively, all of which has been recognized and recorded as interest expense on the PBC plant. Accrued interest payable at September 30, 2013 and 2012 was approximately $11.1 million and $8.6 million, respectively. Interest payments will be made with the commencement of monthly installments beginning on each term loans respective date as described above. The term loans under the Facilities are secured by a first priority interest over all existing property, plant and equipment and all assets of PBC. In addition, the term loans are jointly and severally guaranteed by directors of PBC.

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

The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets. As of February 1, 2014, the Bank has not declared a default nor taken any other action on the loan.

The Company has held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the Bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through 2014. These discussions are in preliminary stages and certain lenders are on process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

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

Off-Balance Sheet Transactions

As of September 30, 2013 and September 30, 2012, we did not have any off-balance sheet arrangements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Renewable Fuel Corp
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Renewable Fuel Corp and subsidiaries (the “Company”) (a development stage company) as of September 30, 2013 and 2012, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for the years ended September 30, 2013 and 2012 and the period from October 1, 2006 (Inception) through September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2013 and 2012 and the results of their operations and their cash flows for the years ended September 30, 2013 and 2012 and the period from Inception through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

The accumulated deficit during the development stage for the period from inception to September 30, 2013 is $67,107,938.

/s/ PMB Helin Donovan, LLP
Austin, Texas
February 1, 2014

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Balance Sheets
As of September 30, 2013 and September 30, 2012

	September 30,	September 30,
	2013	2012

Assets

Cash and cash equivalents	$11,766	$39,919
Trade and other receivables	4,692	5,116
Accounts receivable, related party	11,493	12,096
Inventories	41,575	43,756
Prepaid expenses and other current assets	37,337	41,331
Total current assets	106,863	142,218
Plants in progress, net	24,135,720	25,401,867
Other property and equipment, net	21,568	43,179
Total Assets	$24,264,151	$25,587,264

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities
Trade and other payables	$711,037	$534,682
Accounts payable, related parties (Note 8)	902,351	637,438
Accrued expenses	153,482	67,365
Current portion of capital leases	9,272	8,573
Derivative liability - fair value of warrants	206,345	232,302
Term notes in default	29,896,687	28,823,421
Total current liabilities	31,879,174	30,303,781
Long-term capital lease obligations	8,379	16,469
Total liabilities	31,887,553	30,320,250

Commitments and contingencies (Note 12)	-	-

Shareholders' Deficit
Common stock ($0.0001 par value; 500,000,000 shares authorized;
250,512,443 common shares issued, 213,282,443 outstanding as of September 30, 2013 and 250,477,815 common shares issued, 213,247,815 outstanding as of September 30, 2012)	25,051	25,048
Additional paid-in-capital	64,406,268	64,370,443
Accumulated other comprehensive loss	(345,490)	(627,928)
Accumulated deficit	(67,107,938)	(65,291,191)
Treasury stock, cost
37,230,000 common shares held in treasury as of September 30, 2013 and September 30, 2012	(3,723)	(3,723)
Total Renewable Fuel Corp stockholders' deficit	(3,025,832)	(1,527,351)
Non-controlling interest	(4,597,570)	(3,205,635)
Total shareholders' deficit	(7,623,402)	(4,732,986)
Total Liabilities and Shareholders' Deficit	$24,264,151	$25,587,264

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Operations and Other Comprehensive Loss

	The Year Ended		Period From Inception October 1, 2006 to
	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$-	$186,538	$325,020

Operating expenses
Cost of materials, shipping and insurance	-	102,869	162,219
Impairment of plants and land held for sale	-	-	45,327,147
Payroll and share-based compensation expense	352,667	1,505,630	6,034,944
Legal and professional fees	162,776	311,902	2,244,920
Depreciation	19,992	21,745	119,393
Other general and administrative expenses	250,859	327,134	1,820,873
Total operating expenses	786,294	2,269,280	55,709,496

Loss from operations	(786,294)	(2,082,742)	(55,384,476)

Other income (expense)
Interest expense	(2,481,163)	(2,296,380)	(10,085,147)
Gain(loss) on change in fair value of derivative liability	25,957	(57,685)	53,545
Other income (loss), net	32,818	62,776	238,997
Total other income (expense)	(2,422,388)	(2,291,289)	(9,792,605)

Loss before income taxes	(3,208,682)	(4,374,031)	(65,177,081)

Income tax expense	-	-	-

Net loss	(3,208,682)	(4,374,031)	(65,177,081)

Net loss attributable to non-controlling interest	(1,391,935)	(1,301,156)	(4,601,293)

Net loss attributable to Renewable Fuel Corp	(1,816,747)	(3,072,875)	(60,575,788)

Dividends on preferred stock	-	1,192,445	6,565,638

Net loss available to common stockholders	(1,816,747)	(4,265,320)	(67,141,426)

Other comprehensive loss:
Net loss	(3,208,682)	(4,374,031)	(65,177,081)
Currency translation adjustment	282,438	(128,937)	(345,490)

Comprehensive loss	(2,926,244)	(4,502,968)	(65,522,571)

Net loss attributable to non-controlling interest	(1,391,935)	(1,301,156)	(4,601,293)
Comprehensive loss attributable to non-controlling interest	201,298	(124,059)	63,492
Comprehensive loss attributable to Renewable Fuel Corp	$(1,735,607)	$(3,077,753)	$(60,984,770)

Net loss per share available to common stockholders, basic and diluted	$(0.009)	$(0.022)	$(0.389)
Weighted average number of common shares outstanding	213,281,466	194,609,128	172,518,892

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Periods form Inception (October 1, 2006) to September 30, 2013

				Accumulated				Total Renewable
			Additional	other				Fuel Corp	Non-	Total
	Common stock		paid-in-	comprehensive	Accumulated	Treasury stock		Shareholders’	controlling	Shareholders’
	Shares	Amount	capital	loss	Deficit	Shares	Amount	Deficit	Interest	Deficit
Issuance of common shares at inception (October 1, 2006)	2,510,404	$251	$116,962	$-	$-	-	$-	$117,213	$-	$117,213
Issuance of common shares	7,414,445	741	358,121	-	-	-	-	358,862	-	358,862
Net Income	-	-	-	-	58,698	-	-	58,698	-	58,698
Foreign currency translation adjustment	-	-	-	(31,634)	-	-	-	(31,634)	-	(31,634)
Balance at September 30, 2007	9,924,849	992	475,083	(31,634)	58,698	-	-	503,139	-	503,139

Issuance of common shares	110,983,152	11,098	5,518,902	-	-	-	-	5,530,000	-	5,530,000
Acquisition of BRII	80,960,000	8,097	9,512,507	-	-	-	-	9,520,604	-	9,520,604
Share-based compensation	2,601,593	260	600,708	-	-	-	-	600,968	-	600,968
Net loss	-	-	-	-	(963,386)	-	-	(963,386)	-	(963,386)
Foreign currency translation adjustment	-	-	-	(376,712)	-	-	-	(376,712)	-	(376,712)
Balance at September 30, 2008	204,469,594	20,447	16,107,200	(408,346)	(904,688)	-	-	14,814,613	-	14,814,613

Issuance of common shares	3,987,766	399	3,987,367	-	-	-	-	3,987,766	-	3,987,766
Share-based compensation	521,985	52	1,362,455	-	-	-	-	1,362,507	-	1,362,507
Dividends on preferred stock	-	-	-	-	(353,787)	-	-	(353,787)	-	(353,787)
Net loss	-	-	-	-	(50,317,257)	-	-	(50,317,257)	-	(50,317,257)
Foreign currency translation adjustment	-	-	-	(173,518)	-	-	-	(173,518)	-	(173,518)
Balance at September 30, 2009	208,979,345	20,898	21,457,022	(581,864)	(51,575,732)	-	-	(30,679,676)	-	(30,679,676)

Issuance of common shares	1,156,971	116	1,156,855	-	-	-	-	1,156,971	-	1,156,971
Treasury shares	-	-	-	-	-	37,230,000	(3,723)	(3,723)	3,723	-
Share-based compensation	23,141	2	144,583	-	-	-	-	144,585	-	144,585
Shares issued for professional services	300,000	30	299,970	-	-	-	-	300,000	-	300,000
Reclassification of warrants to derivative liability	-	-	(259,890)	-	-	-	-	(259,890)	-	(259,890)
Dividends on preferred stock	-	-	-	-	(2,516,739)	-	-	(2,516,739)	-	(2,516,739)
Net loss	-	-	-	-	(2,600,232)	-	-	(2,600,232)	(708,818)	(3,309,050)
Foreign currency translation adjustment	-	-	-	108,742	-	-	-	108,742	-	108,742
Balance at September 30, 2010	210,459,457	$21,046	$22,798,540	$(473,122)	$(56,692,703)	37,230,000	$(3,723)	$(34,349,962)	$(705,095)	$(35,055,057)
Issuance of common shares	628,022	63	627,959	-	-	-	-	628,022	-	628,022
Share-based compensation	32,692	3	111,513	-	-	-	-	111,516	-	111,516
Dividends on preferred stock	-	-	-	-	(2,502,667)	-	-	(2,502,667)	-	(2,502,667)
Net loss	-	-	-	-	(1,830,501)	-	-	(1,830,501)	(1,199,384)	(3,029,885)
Foreign currency translation adjustment	-	-	-	(25,869)	-	-	-	(25,869)	-	(25,869)
Balance at September 30, 2011	211,120,171	$21,112	$23,538,012	$(498,991)	$(61,025,871)	37,230,000	$(3,723)	$(37,969,461)	$(1,904,479)	$(39,873,940)
Issuance of common shares for cash	491,740	49	491,691	-	-	-	-	491,740	-	491,740
Issuance of common shares for preferred stock conversion	38,856,078	3,886	38,852,192	-	-	-	-	38,856,078	-	38,856,078
Share-based compensation	9,826	1	1,216,801	-	-	-	-	1,216,802	-	1,216,802
Dividends on preferred stock	-	-	-	-	(1,192,445)	-	-	(1,192,445)	-	(1,192,445)
Net loss	-	-	-	-	(3,072,875)	-	-	(3,072,875)	(1,301,156)	(4,374,031)
Foreign currency gain	-	-	271,747	-	-	-	-	271,747	-	271,747
Foreign currency translation adjustment	-	-	-	(128,937)	-	-	-	(128,937)	-	(128,937)
Balance at September 30, 2012	250,477,815	$25,048	$64,370,443	$(627,928)	$(65,291,191)	37,230,000	$(3,723)	$(1,527,351)	$(3,205,635)	$(4,732,986)
Issuance of common shares for cash	33,950	3	33,947	-	-	-	-	33,950	-	33,950
Share-based compensation	678	0	1,878	-	-	-	-	1,878	-	1,878
Net loss	-	-	-	-	(1,816,747)	-	-	(1,816,747)	(1,391,935)	(3,208,682)
Foreign currency translation adjustment	-	-	-	282,438	-	-	-	282,438	-	282,438
Balance at September 30, 2013	250,512,443	$25,051	$64,406,268	$(345,490)	$(67,107,938)	37,230,000	$(3,723)	$(3,025,832)	$(4,597,570)	$(7,623,402)

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Cash Flow
For the Periods Ended

	For The Year Ended			Period From Inception October 1, 2006 to
	September 30, 2013		September 30, 2012	September 30, 2013
Cash flows from operating activities
Net loss		$(3,208,682)	$(4,374,031)	$(65,177,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		20,004	21,757	119,417
Impairment of plant and leasehold land		-	-	45,327,147
Non-cash share-based compensation expense		1,878	1,216,802	3,438,256
Shares issued for legal and professional expenses		-	-	300,000
Bad debt expense		-	-	88
Loss on foreign exchange		-	-	97,640
Interest expense recorded into principal balance of loan		2,453,701	2,280,401	10,046,904
Change in fair value of derivative liability		(25,957)	57,685	(53,545)
Gain (loss) on disposal of investments and other		-	-	(60,088)
Changes in:
Trade and other receivables		-	3,218	72,779
Other current assets		1,941	(27,213)	522,129
Inventories		-	-	(41,992)
Other assets		-	-	15,528
Trade and other payables		203,778	78,795	(393,606)
Accounts payable, related parties		289,492	79,312	695,044
Accrued expenses		88,939	(18,201)	(490,154)
Net cash used in operating activities		(174,906)	(645,073)	(5,581,534)

Cash flows from investing activities
Fixed asset additions		-	(1,061)	(100,274)
Proceeds from disposal of investments		-	-	116,196
Net cash provided by investing activities		-	(1,061)	15,922

Cash flows from financing activities
Advances from shareholders		-	-	7,209,527
Proceeds from loan advance		121,768	148,309	270,077
Payments to contractors		-	-	(6,822,905)
Cash received in share exchange agreements		-	-	137,157
Payments on capital lease obligations		(6,304)	(5,850)	(38,595)
Proceeds from share issuances		33,950	491,740	4,695,083
Net cash provided by financing activities		149,414	634,199	5,450,344

Net increase (decrease) in cash		(25,492)	(11,935)	(115,268)
Effect of exchange rate changes		(2,661)	3,941	105,639
Cash, beginning of period		39,919	47,913	21,395
Cash, end of period		$11,766	$39,919	$11,766

Supplemental cash flow information
Interest paid		$-	$-	$-
Taxes paid		$-	$-	$-

Non-cash investing and financing activities disclosures:
Vehicle financed through capital lease		$-	$-	$41,351
Non-cash plant additions in accounts payable		$-	$-	$16,224,412
Conversion of shareholders advances to common stock		$-	$-	$7,492,530
Net assets acquired in share exchanges		$-	$-	$9,520,525
Conversion of trade payables to preferred stock		$-	$-	$31,283,340
PBC treasury stock exchange agreement		$-	$-	$3,723
Dividends accrued on preferred stock	$		$1,192,445	$6,565,638
Fair value of warrants as derivative liability		$-	$-	$259,890
Conversion of preferred stock to common stock		$-	$38,856,078	$38,856,078
Conversion of account payable, related parties to preferred stock		$-	$-	$1,007,100

Renewable Fuel Corp
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Renewable Fuel Corp (A Development Stage Company) is a public reporting entity originally planned to be an integrated producer, blender and distributor of biodiesel and blended fuels. Renewable Fuel Corp ("Renewable Fuel" or the "Company") was incorporated in the State of Nevada on September 11, 2007. Renewable Fuel owns a license to produce biodiesel products in Malaysia and two additional biodiesel licenses in Indonesia. Renewable Fuel Corp anticipates entering the biofuel production and distribution business during fiscal year 2014.

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

Renewable Fuel’s biodiesel plant in Malaysia was substantially completed and available for glycerine production at its location in Kuantan, Malaysia on leasehold interest land, under a 99-year lease, is expected to be operational during fiscal year 2014, subject to obtaining financing.. The Kuantan plant has a nameplate capacity license and underlying infrastructure to produce 60 million gallons annually (MGA), twice the current production capacity. The refinery is designed to produce biodiesel from multiple feedstocks. The plant, operated by Renewable Fuel’s subsidiary PBC is capable of producing 30 MGA of Palm Oil Methyl Ester ("PME") biodiesel and 2.4 MGA of refined glycerin. The glycerine refining unit has been designed to operate independently from the biodiesel production unit.

We are currently in non-compliance with debt covenants on the term loan facilities of approximately $29.9 million as of September 30, 2013 and have not made any installment repayments beginning with the due date of December 1, 2010. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both of the PBC directors.

The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets. As of January 16, 2014, the Bank has not declared a default nor taken any other action on the loan.

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

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on the previously reported financial position or results of operations.

A Development Stage Company

The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of September 30, 2013, Renewable Fuel has not fully commenced operations nor has it received significant revenues from its planned principal operations.

Financial Instruments and Credit Risk

Financial instruments that potentially subject Renewable Fuel to credit risk include cash and cash equivalents and accounts receivable. Domestic cash is deposited in demand accounts in US federal insured domestic institutions to minimize risk. The balances in these accounts from time to time exceed federally insured limits. In addition, Renewable Fuel maintains bank deposits at state-owned banks within Malaysia and Indonesia, which were covered by local government insurance at September 30, 2013.

The carrying value of Renewable Fuel’s accounts receivable, net of allowance for doubtful accounts; represent their estimated net realizable value. A provision for doubtful accounts is provided based on historical experience. Accounts deemed uncollectible are applied again the allowance. At September 30, 2013 and 2012, the allowance for doubtful accounts was $0.

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

The net loss attributable to non-controlling interest of PBC contributed approximately $1.4 million, $1.3 million and $4.6 million for the year ended September, 2013, 2012 and from Inception October 1, 2006 to September 30, 2013, respectively from RFC’s 49% ownership in PBC upon its spin-off of the 51% ownership to DCSB on February 2, 2010. (see Note 3: Spin Off of Plant Biofuels Corporation)

Warrants

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

The average and closing rates used in the translated of foreign currency amounts are as follow:

	September 30, 2013		September 30, 2012
	Closing Rate USD	Average Rate USD	Closing Rate USD	Average Rate USD
RM	0.3130	0.3210	0.3294	0.3216
1,000 IDR	0.0869	0.0950	0.1048	0.1084

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

New Accounting Pronouncements

The following accounting standards which may impact our financial statements were issued as of September 30, 2013. A description of the standards and an assessment of its impact on our financial reporting are noted below:

In March 2013, the Financial Accounting Standards Board issued ASU 2013-05: Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Susidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force).

In February 2013, Financial Accounting Standards Board issued ASU 2013-04: Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force).

In February 2013, Financial Accounting Standards Board issued ASU 2013-03: Financial Instruments (Topic 825): Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities.

In February 2013, Financial Accounting Standards Board issued ASU 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

NOTE 2—LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced cumulative losses of $67.1 million from October 1, 2006 (inception) through September 30, 2013, has net negative equity of $7.6 million and has not commenced operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets. As of February 1, 2014, the Bank has not declared a default nor taken any other action on the loan.

The management of PBC is actively negotiating with the Bank to restructure the facilities or reschedule the facilities repayment. The Bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure the distress.

The Company has held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the Bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through 2014. These discussions are in preliminary stages and certain lenders are on process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

Renewable Fuel is undertaking various plans and measures to raise capital through debt and equity offerings, which it believes will increase funds available for development and working capital. However, no assurances can be given that those plans and measures will be successful in increasing funds for the development and operations of the Company.

Should the Company be unsuccessful in obtaining debt or equity financing by early 2014, it is likely that the Bank will foreclose on the PBC plant.

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

Summary of Reporting Entities

The following table reflects a summary of operations included in the consolidated financial statements for the years ended September 30, 2013 & 2012:

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

As of September 30, 2013, the Company has reassessed its impairment analysis and believes no additional impairment is required as of September 30, 2013.

These assumptions and estimates are made without the company having any historical information to rely on. To date, the company has not operated the plant profitably. Any changes in the company’s assumptions and estimates and changes in market conditions could impact the value of the company’s plant assets.

The value of the two Indonesian plants in progress were determined to be $0 as the ability to resale the land is determined to be limited and the carrying value of the plants were primarily in engineering and planning costs which are project specific. The estimated costs to complete the projects would exceed the value of the property as of September 30, 2009. There is no salvage value for the materials acquired for the plants, which were not significant, at September 30, 2013 and 2012.

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

No additional impairment expense was recorded in 2009, 2010, 2011, 2012 or 2013. Changes in the impairment allowance are a result of foreign currency translation adjustments.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	September 30, 2013	September 30, 2012
Buildings and improvements	$29,582	$31,132
Furniture and equipment	27,588	29,025
Computer equipment	21,196	22,150
Vehicles	63,965	67,320
Total	142,331	149,627
Less - accumulated depreciation	(120,763)	(106,448)
Property and equipment, net	$21,568	$43,179

Plants in progress consisted of the following at:

	September 30, 2013	September 30, 2012
PBC plant and leasehold interest in land	$43,851,465	$46,151,378
Century/PTPBI plant and leasehold interest in land	16,584,569	17,502,015
Optimis/PTOTI plant	12,597,021	13,257,707
Total	73,033,055	76,911,100
Less - accumulated impairment losses	(48,897,335)	(51,509,233)
Plants in progress, net	$24,135,720	$25,401,867

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

Plant in progress at September 30, 2013 and 2012 includes approximately $1.0 million of interest cost which has been capitalized into plants in progress related to the PBC plant.

During 2009, the Company performed a fair value assessment on the plants and leasehold interest in land which resulted in substantial impairment. No additional impairment expense has been recorded since 2009. Changes in the accumulated impairment losses are a result of foreign currency translation adjustments.

Real estate held for sale consisted of the following as of September 30, 2013 and 2012:

Description	2013	2012
Land held for sale	$643,508	$677,259
Less - accumulated impairment losses	(643,508)	(677,259)
Real estate held for sale, net	$-	$-

The Company incurred depreciation expense of $20,000 and $22,000 during the years ended September 30, 2013 and 2012, respectively.

The Company sold no land plot during the year ended September 30, 2013 any sales will then resulted in a potential gain as the cost basis of all land plots had been written off during the year ended September 30, 2009.

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

NOTE 6—TERM LOANS IN DEFAULT

In October 2007, PBC entered into a loan agreement with a Malaysian bank (the "Facilities"), which provided debt financing under two individual term loans totaling $18.5 million and revolving line of credit of $3.1 million. Disbursements under the revolving line of credit are restricted for purchases of raw materials, such as feedstock for plant operations, and are repayable within six months from date of disbursement. At September 30, 2013 and 2012 total amounts borrowed under the revolver was $0.

The term loans under the Facilities bear interest at the bank's effective costs of funds + 1.25% in year one, increasing to +2% in year two and beyond. From August 1, 2010, the bank’s effective costs of funds have been revised from 6.25% to 6.30%. Therefore, at September 30, 2012, the interest rate for the term loans was 8.30% per annum. On a monthly basis the bank adds accrued interest into the principal balance outstanding. The subsequent monthly interest accrued is based on the new outstanding principal balance. Consequently, all accrued interest related to this loan has been reclassified by the Company as debt; in prior period statements this amount was reflected in accrued liabilities. Total accrued interest on the term loans, added to the principal balances was $11.1 million and $8.6 million at September 30, 2013 and 2012 respectively, resulting in debt of $29.9 million and $28.8 million for the two term loans at September 30, 2013 and 2012.

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

The Bank may take action against PBC, and may foreclose on the note as a consequence and we could lose all PBC assets. As of February 1, 2014, the Bank has not declared a default nor taken any other action on the loan.

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

Debt consisted of the following as of:

	September 30,	September 30,
	2013	2012
Term loan maturing November 7, 2014, payable in monthly installments of $38,000 beginning December 1, 2010, bearing interest at 8.3% as of September 30, 2013.	$1,812,436	$1,634,239
Term loan maturing November 7, 2014, payable in monthly installments of $585,000 beginning January 1, 2011, bearing interest at 8.3% as of September 30, 2013.	28,084,251	27,189,182
Total term loans in default, current	$29,896,687	$28,823,421

Future contractual principal payments on the term loans are as follows:

For the year ended September 30:
2014	$18,994,997
2015	7,474,172
2016	3,427,518
2017	-
2018	-
Thereafter	-
Total	$29,896,687

The Company has classified the term loans as a current liability due to the fact that planned principal payments were not made following the year ended September 30, 2013. As of the year ended September 30, 2013, the term loan payable in default amounted to $18,994,997.

In January 2013 and 2012, the Bank advanced a total of $118,656 and $144,240 respectively to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is accumulated into the total term loan outstanding by the Bank and carrying the same interest rate as the term loan.

The Company incurred interest expense of $2.5 million and $2.3 million during the year ended September 30, 2013 and 2012, respectively.

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

In addition, from October 1, 2012 through September 30, 2013 the Company issued 33,950 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $33,950.

The Company has also issued 3,489,915 shares of common stock for compensation or services rendered.

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

The calculated fair value of the 3,600,000 Employee Options issued was $318,000 at the date of the grant. Of that amount, $81,000 was recorded as share-based compensation expense in the separate company Renewable Fuel statement of operations for the period October 1, 2007 through September 5, 2008 and $237,000 was the unamortized balance of share-based compensation expense was recognized over the remaining vesting period for the Employee Options (2.2 years). However, on September 5, 2008, Renewable Fuel was acquired in a reverse merger in connection with a share exchange agreement with BRll. As such, the $81,000 expense amount is not included in the accompanying consolidated statement of operations for the accounting acquirer, BRII (see Note 3). Share-based compensation expense recognized for the Employee Options during the year ended September 30, 2013 was $0. During the year ended September 30, 2009, 400,000 stock options were forfeited leaving 3,200,000 stock options outstanding at September 30, 2013 and 2012.

From October 1, 2006 (inception) through September 30, 2013, stock options totaling 11,624,816 with immediate vesting terms were issued to the current CEO in connection with certain equity transactions as described above in accordance with his employment agreement (the "CEO Options").

The exercise prices for the CEO Options are as follows:

	Options	Exercise price	Fair
Date Issued	issued	per share	Value
December 31, 2007	3,650,000	$0.10	$319,697
September 5, 2008	6,045,400	$0.07	390,822
September 24, 2008	458,584	$1.00	22,831
September 30, 2009	1,304,968	$1.00	747,765
September 30, 2010	57,850	$1.00	33,150
September 30, 2011	81,740	$1.00	57,813
Year ended September 30, 2012	24,578	$1.00	17,383
Year ended September 30, 2013	1,696	$1.00	$1,200
Total issued since inception	11,624,816		$1,590,661

Compensation expense recognized in the accompanying consolidated statement of operations related to the Employee Options and CEO Options for the years ended September 30, 2013 and 2012 and for the period from October 1, 2006 (inception) through September 30, 2013, were approximately $1,200, $17,000 and $1,508,000, respectively. Amounts expensed as a result of the immediate vesting of CEO Options represent the fair value of the options granted. In connection with the share exchange agreement with PBC 3,650,000 options were granted to the CEO. On September 5, 2008 Renewable Fuel and PBC were acquired in a reverse merger in connection with a share exchange agreement between Renewable Fuel and BRII. As such, the calculated fair value of the 3,650,000 CEO Options, or $319,000, is not included in the historical accompanying consolidated statement of operations for the accounting acquirer, Century Consolidated (see Note 3).

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

Assumption	September 30, 2013	September 30, 2012	Inception to September 30, 2013

Weighted average fair value of options granted	$0.71	$0.71	$0.14
Dividend yield	0%	0%	0%
Weighted average risk-free interest rate	2.13%	2.13%	1.43%
Weighted average expected volatility	91%	91%	122%
Expected life in years	5	5	5
Weighted average fair value of common stock	$1.00	$1.00	$0.19

The following table summarizes information about common stock options granted, exercised, forfeited, vested and exercisable:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2012	14,823,120	0.21
Granted	1,696	1.00
Forfeited	-	-
Exercised	-	-
Options exercisable – September 30, 2013	14,824,816	$0.21
Options vested or expected to vest	14,824,816	$0.21

On July 20, 2012, the Company extended the term of options issued prior to July 20, 2012 an additional three (3) years from the date of vesting. As a result the Company recorded approximately $1.1 million of stock based compensation during the fourth quarter of fiscal 2012.

The following is a summary of options outstanding and exercisable at September 30, 2013:

		Weighted-Average		Weighted-Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Contractual Life	Exercisable	Contractual Life
$0.07	6,045,400	7.9	6,045,400	7.9
$0.10	6,850,000	7.3	6,850,000	7.3
$1.00	1,929,416	8.4	1,929,416	8.4
$0.20	14,824,816	7.7	14,824,816	7.7

The following table summarizes additional information about stock options as of September 30, 2013 & 2012:

Description	2013	2012
Estimated unrecognized compensation cost for non-vested options	$-	$-
Weighted average term the expense will be recognized	0 years	0 years

The common stock options are generally protected from anti-dilution via adjustments for any stock dividends, stock splits, combination or other recapitalization.

The intrinsic value of all vested and unvested options at September 30, 2013 and September 30, 2012 is $0 and the Company intends to issue new shares upon stock option exercises.

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

As of September 30, 2013, the fair value of the derivative liability was valued at $206,345, which resulted in other income of approximately $26,000. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants as of September 30, 2013

Description	Assumption
The weighted average fair value of warrant issued (per common share)	$0.34
Dividend yield	0%
Weighted average risk-free interest rate	0.33%
Weighted average expected volatility	68%
Expected life in years	1.20

Mandatorily Convertible Preferred Stock

The Company’s restated certificate of incorporation filed on September 18, 2008 authorizes 10,000,000 shares of Preferred Stock with a par value of $0.0001 and a stated value of $10.00. The Mandatorily Convertible Preferred Stock had the following terms:

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

Oilcorp Supplemental Agreement
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

Advances totaling $24,494 and $25,779 from Plant & Offshore Technology Sdn. Bhd., an indirect subsidiary of Plant Offshore Group Limited (“POGL”), are included in accounts payable, related parties at September 30, 2013 and 2012, respectively.

Oilcorp is a vendor currently engaged by the Company to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia (see "Note 7 - Stockholders' Equity" for additional information with respect to the terms of the Company's Series A Preferred Stock issued to Oilcorp in exchange for trade payables related to these services). Accounts payable to various subsidiaries of Oilcorp, totaled $68,027 and $71,594 are included in accounts payable, related parties at September 30, 2013 and 2012, respectively.

Accounts payable, related party in the Company's accompanying balance sheet includes $808,810 and $538,966 of amounts payable to directors or shareholders of Renewable Fuel's consolidating companies as of September 30, 2013 and 2012, respectively.

Amounts payable to other related parties were $1,021 and $1,099 as of September 30, 2013 and 2012, respectively.

On February 2, 2010 the Company entered into a share exchange agreement with Dakap Capaian Sdn. Bhd., a company wholly-owned and controlled by two of the Company's shareholder-directors (see "Note 3 – Spin off Plant Biofuels Corporation" for additional information in respect to the transaction). As of September 30, 2013, the Company has accounts receivable totaling $11,493 from Dakap Capaian Sdn Bhd related to expenses incurred in connection with the February 2010 share exchange agreement.

NOTE 9—INCOME TAXES

The Company conducts all of its operating business through its United States parent, Renewable Fuel, and its seven operating subsidiaries as follows: United States (2), Malaysia (3) and Indonesia (2). The Company plans to file a consolidated United States income tax return for Renewable Fuel. The Company's five foreign subsidiaries are governed by the tax laws of the local country and file local returns, as required.

The Company recorded no US Federal income tax for the years ended September 30, 2013 and 2012 and for the period October 1, 2006 (inception) through September 30, 2013. The income tax is different from applying the statutory US income tax rate of 34% to the net loss before taxes as a result of the following items:

Description	2013	2012
Tax at statutory rate of 34%	$(121,000)	$(605,000)
Impact of permanent differences and other	2,000	416,000
Non-US income taxed at different rates	(685,000)	(609,000)
Valuation allowance	804,000	798,000
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

Deferred tax assets	2013	2012
US net operating loss	$1,282,000	$1,163,000
Non-US net operating loss	3,312,000	2,627,000
	4,594,000	3,790,000
Less valuation allowance	(4,594,000)	(3,790,000)
Total	$-	$-

Based on continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of its domestic deferred tax assets and therefore has recorded a valuation allowance against the deferred tax asset.

At September 30, 2013, the Company had approximately $4.6 million in net operating loss carry forwards, of which $1.3 million was generated in the Company's US operations. The US federal net operating loss carry-forwards, if not utilized, will begin to expire in 2028, while the Indonesian related net operating losses begin to expire after five years and the Malaysian net operating losses can be carried forward indefinitely.

The Company is not in compliance with all income tax filings. The Company may be subject to fines and penalties of up to $120,000 related to certain late filings. RFC plans to file all necessary returns during FY2014 and will appeal any fines assessed. The Company has reviewed the range of likely outcomes and determined that it is more likely than not that they will not ultimately be required to pay such penalties. As such, the Company has not accrued any liability for these potential fees in the accompanying financial statements.

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

The following table represents the significant items by operating segment for the results of operations for the years ended and as of September 30, 2013 and 2012:

Description	2013	2012
Loss before income taxes:
Malaysia	$(2,729,285)	$(2,551,286)
Indonesia	(40,892)	(6,736)
Corporate (a)	(438,505)	(1,816,009)
Total	$(3,208,682)	$(4,374,031)

Assets:
Malaysia	$24,246,620	$25,528,484
Indonesia	3,626	14,824
Corporate (b)	13,905	43,956
Total	$24,264,151	$25,587,264

(a)
Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the business segments.

NOTE 11—LEASES

The Company leases equipment and vehicles from various parties under capital lease agreements that expire through October 2015. The total amount financed through under these capital leases was $84,000 and $88,000 at September 30, 2013 and 2012, respectively. Accumulated amortization on these leases was $95,000 and $89,000 at September 30, 2013 and 2012, respectively. Amortization of assets recorded under capital leases is included in depreciation expense. The current and long-term portion of the capital leases have been recorded in "Other current liabilities" and "Other long-term liabilities," respectively on the consolidated balance sheets. The current and long-term portions of capital leases as of September 30, 2013 and 2012 were as follows:

Description	2013	2012
Current portion	$9,272	$8,573
Long-term portion	8,379	16,469
Total	$17,651	$25,042

The Company also has non-cancelable operating leases that expire through June 2016. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions.

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

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum lease payments as of September 30, 2013 are as follows:

Year ending	Capital Leases	Operating Leases
2014	$10,013	$20,400
2015	8,011	20,400
2016	656	20,400
2017	-	-
2018	-	-
Thereafter	-	-
Total minimum lease payments	18,680	61,200
Less: amount representing interest	(1,029)	-
Present value of net minimum leases	$17,651	$61,200

Rental expense for operating leases was $20,500 for the years ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, the Company was not subject to any material legal proceedings. From time to time, however the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and business partners. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company's financial position, operating results or cash flows.

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

The management has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013 due to lack of employees to segregate duties related to preparing the financial reports. Management is attempting to correct this weakness by raising additional funds to hire additional employees.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2013.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

William Van Vliet	48	Chairman and Chief Executive Officer
Richard Henderson	68	Director and President
Yee Hean, Tan	48	Director (Deceased September 29, 2012)
Nam Sang, Cho	51	Director and Vice President, International Affairs

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year ended September 30, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended September 30, 2013 and 2012, to our corporate officers.

SUMMARY COMPENSATION TABLE

	Year Ended September 30,	Base Compensation	Stock Awards	Option Awards	Total Compensation

William Van Vliet	2013	$120,000	$678	$1,200	$121,878
Chairman and Chief Executive Officer	2012	120,000	9,826	17,383	147,209

Richard Henderson	2013	$67,788	$-	$-	$67,788
President and Director	2012	67,788	-	-	67,788

Cho Nam Sang(1)	2013	$19,529	$-	$-	$19,529
Director	2012	94,288	-	-	94,288

(1)
 Cho Nam Sang’s salary was 62,400 MYR & 250,000 MYR (Malaysian Ringgit) for 2013 and 2012, approximately $19,529 and $94,288 respectively based on the exchange rate of RM > USD = 3.1952 and RM > USD = 3.03597 as of September 30, 2013 and 2012 respectively.

The above compensation amounts include amounts paid and accrued. However, not all compensation amounts have been paid at September 30, 2013. At that date collectively, William Van Vliet is owed $138,848, Cho Nam Sang is owed approximately $68,181 and Richard is owed $62,139 in salaries.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of September 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END SEPTEMBER 30, 2013

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

William Van Vliet	11,624,816	0	0		*	0		0	0
Richard Henderson	1,200,000	0	0	0.1	*	0	0	0	0
Cho Nam Sang	600,000	0	0	0.1	*	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At October 19, 2012 we had 213,282,443 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of October 19, 2012, by:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2013 and 2012 were $20,000 and $38,600, respectively.

	2013	2012

Audit Related Fees	$20,000	$38,600
Tax Fees	$-	$-
All Other Fees	$-	$-
Out-of-Pocket Expenses	$-	$-
Total	$20,000	$38,600

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

(a) Documents filed as part of this report:

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Renewable Fuel Corp under Item 8 of Part II hereof.

(2) Consolidated Financial Statement Schedules

(i) Report Of Independent Registered Public Accounting Firm on Financial Statement Schedule:

PMB Helin Donovan, LLP, as of September 30, 2013 and the year then ended.

(3) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on February 27, 2007.
3.1.1	Articles of Amendment filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on March 18, 2009.
3.2	Bylaws, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on September 11, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2014	By:	/s/ William Van Vliet
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

Date: February 1, 2014	By:	/s/ William Van Vlietr
William Van Vliet,
Principal Executive Officer

Date: February 1, 2014	By:	/s/ Teo Guan Joo
Teo Guan Joo,
Principal Financial Officer