Form 10-Q
period 2013-12-31
Renewable Fuel Corp
filed 2014-03-26
CIK 1455768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December  31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-170542

Renewable Fuel Corp.
(Exact name of registrant as specified in its charter)

Nevada	2860	26-0892819
(State or Other Jurisdiction of	(SIC Code)	(I.R.S. Employer
Incorporation or Organization)		Identification Number)

7251 WEST LAKE MEAD BOULEVARD SUITE 300
LAS VEGAS, NEVADA 89128
(Address of Principal Executive Offices including Zip Code)

702-989-8978
(Registrant's Telephone Number, including are code)

______________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 24, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	213,282,443

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Balance Sheets

	December 31,	September 30,
	2013	2013
	(Unaudited)
Assets

Cash and cash equivalents	$13,507	$11,766
Trade and other receivables	4,523	4,692
Accounts receivable, related party	11,157	11,493
Inventories	40,361	41,575
Prepaid expenses and other current assets	3,182	37,337
Total current assets	72,730	106,863
Plants in progress, net	23,430,666	24,135,720
Other property and equipment, net	19,018	21,568
Total Assets	$23,522,414	$24,264,151

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities
Trade and other payables	$697,493	$711,037
Accounts payable, related parties (Note 7)	973,012	902,351
Accrued liabilities	177,258	153,482
Current portion of capital leases	9,112	9,272
Derivative liability - fair value of warrants	199,135	206,345
Term notes in default	29,626,770	29,896,687
Total current liabilities	31,682,780	31,879,174
Long-term capital lease obligations	6,260	8,379
Total liabilities	31,689,040	31,887,553

Commitments and contingencies (Note 9)	-	-

Shareholders' Deficit
Common stock ($0.0001 par value; 500,000,000 shares authorized;
250,512,443 common shares issued, 213,282,443 outstanding as of December 31, 2013 and 250,477,815 common shares issued, 213,247,815 outstanding as of September 30, 2013)	25,051	25,051
Additional paid-in-capital	64,406,268	64,406,268
Accumulated other comprehensive loss	(143,253)	(345,490)
Accumulated deficit	(67,518,703)	(67,107,938)
Treasury stock, cost
37,230,000 common shares held in treasury as of December 31, 2013 and September 30, 2013	(3,723)	(3,723)
Total Renewable Fuel Corp stockholders' deficit	(3,234,360)	(3,025,832)
Non-controlling interest	(4,932,266)	(4,597,570)
Total shareholders' deficit	(8,166,626)	(7,623,402)
Total Liabilities and Shareholders' Deficit	$23,522,414	$24,264,151

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Operations and Other Comprehensive Loss

	Three Months Ended		Period from Inception to
	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$325,020

Operating expenses
Cost of materials, shipping and insurance	-	39,640	162,219
Impairment of plants and land held for sale	-	-	45,327,147
Payroll and share-based compensation expense	58,249	69,672	6,093,193
Legal and professional fees	30,963	52,762	2,275,883
Depreciation	1,961	5,419	121,354
Other general and administrative expenses	37,546	72,158	1,858, 419
Total operating expenses	128,719	239,651	55,838,215

Loss from operations	(128,719)	(239,651)	(55,513,195)

Other income (expense)
Interest expense	(619,425)	(630,937)	(10,704,572)
Gain (loss) on change in fair value of derivative liability	7,210	6,170	60,755
Other income	-	16,487	238,997
Total other expense	(612,215)	(608,280)	(10,404,820)

Loss before income taxes	(740,934)	(847,931)	(65,918,015)

Income tax expense	(4,527)	-	(4,527)

Net loss	(745,461)	(847,931)	(65,922,542)

Net loss attributable to non-controlling interest	(334,696)	(349,564)	(4,935,989)

Net loss attributable to Renewable Fuel Corp	(410,765)	(498,367)	(60,986,553)

Dividends on preferred stock	-	-	6,565,638

Net loss available to common stockholders	(410,765)	(498,367)	(67,552,191)

Other comprehensive loss:
Net loss	(745,461)	(847,931)	(65,922,542)
Currency translation adjustment	202,237	(64,303)	(143,253)

Comprehensive loss	(543,224)	(912,234)	(66,065,795)

Net loss attributable to non-controlling interest	(334,696)	(349,564)	(4,935,989)
Comprehensive loss attributable to non-controlling interest	137,329	(53,256)	200,821
Comprehensive loss attributable to Renewable Fuel Corp	$(345,857)	$(509,414)	$(61,330,627)

Net loss per share available to common stockholders, basic and diluted	$(0.002)	$(0.002)	$(0.388)
Weighted average number of common shares outstanding	213,282,443	213,278,566	174,146,603

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Cash Flow

	For the Three Months Ended		Period From Inception to
	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(745,461)	$(847,931)	$(65,922,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,961	5,419	121,379
Impairment of plant and leasehold land	-	-	45,327,147
Non-cash share-based compensation expense	-	1,878	3,438,256
Shares issued for legal and professional expenses	-	-	300,000
Bad debt expense	-	-	88
Loss on foreign exchange	-	-	97,640
Interest expense recorded into principal balance of loan	612,442	621,534	10,659,346
Change in fair value of derivative liability	(7,210)	(6,170)	(60,755)
Gain on disposal of investments and other	-	-	(60,088)
Changes in:
Trade and other receivables	-	- -	72,779
Other current assets	33,555	33,351	555,683
Inventories	-	-	(41,992)
Other assets	-	-	15,528
Trade and other payables	1,750	220,552	(391,856)
Accounts payable, related parties	81,885	(85,196)	776,929
Accrued liabilities	25,251	6,317	(464,903)
Net cash provided by (used in) operating activities	4,173	(50,246)	(5,577,361)

Cash flows from investing activities
Fixed asset additions	-	-	(100,274)
Proceeds from disposal of investments	-	-	116,196
Net cash provided by investing activities	-	-	15,922

Cash flows from financing activities
Advances from shareholders	-	-	7,209,527
Proceeds from loan advance	-	-	270, 077
Payments to contractors	-	-	(6,822,905)
Cash received in share exchange agreements	-	-	137,157
Payments on capital lease obligations	(1,790)	(1,761)	(40,385)
Proceeds from share issuances	-	33,950	4,695,083
Net cash provided by financing activities	(1,790)	32,189	5,448,554

Net increase (decrease) in cash	2,383	(18,057)	(112,885)
Effect of exchange rate changes	(642)	1,166	104,997
Cash, beginning of period	11,766	39,919	21,395
Cash, end of period	$13,507	$23,028	$13,507

Supplemental cash flow information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash investing and financing activities disclosures:
Vehicle financed through capital lease	$-	$-	$41,351
Non-cash plant additions in accounts payable	$-	$-	$16,224,412
Conversion of shareholders advances to common stock	$-	$-	$7,492,530
Net assets acquired in share exchanges	$-	$-	$9,520,525
Conversion of trade payables to preferred stock	$-	$-	$31,283,340
PBC treasury stock exchange agreement	$-	$-	$3,723
Dividends accrued on preferred stock	$-	$-	$6,565,638
Fair value of warrants as derivative liability	$-	$-	$259,890
Conversion of preferred stock to common stock	$-	$-	$38,856,078
Conversion of account payable, related parties to preferred stock	$-	$-	$1,007,100

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

The Company is currently in non-compliance with debt covenants on the term loan facilities of approximately $29.6 million as of December 31, 2013 and has not made any installment repayments beginning with the due date of December 1, 2010. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both of the PBC directors.

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

Interim Consolidated Financial Statements - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ending September 30, 2013 have been omitted. These unaudited interim consolidated financial statements include the accounts of Renewable Fuel Corp and its subsidiaries.

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

A Development Stage Company - The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of December 31, 2013, Renewable Fuel has not fully commenced operations nor has it received significant revenues from its planned principal operations.

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

The net loss attributable to non-controlling interest of PBC contributed approximately $0.3 million, $0.3 million and $4.9 million for the three months ended December 31, 2013, 2012 and from Inception October 1, 2006 to December 31, 2013, respectively from RFC’s 49% ownership in PBC upon its spin-off of the 51% ownership to DCSB on February 2, 2010. (See Note 3: Spin Off of Plant Biofuels Corporation)

Warrants – The Company reviews the key terms of warrants issued, including all conversion rates and down round provisions which protect the holder from changes to the our capitalization or future declines in our share price.

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

The average and closing rates used in the translated of foreign currency amounts are as follow:

	December 31, 2013		December 31, 2012
	Closing Rate	Average Rate	Closing Rate	Average Rate
	USD	USD	USD	USD
RM	0.3036	0.3046	0.3344	0.3319
1,000 IDR	0.0822	0.0822	0.1040	0.1044

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

New Accounting Pronouncements – The following accounting standards which may impact our financial statements were issued as of December 31, 2013. A description of the standards and an assessment of its impact on our financial reporting are noted below:

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

In January 2013, the Financial Accounting Standards Board issued ASU 2013-01: Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities: The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this standard effective October 1, 2013 and it did not have a material impact on the consolidated financial statements.

NOTE 2—LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced cumulative losses of $67.5 million from October 1, 2006 (inception) through December 31, 2013, has net negative equity of $8.2 million and has not commenced operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has held discussions with a number of potential lenders to provide the necessary financing to refinance the debt with the bank, to complete construction and maintenance of the PBC plant to make it operational for biofuel, to finance the acquisition of feedstock and inventory and to provide additional working capital necessary to operate the plant through fiscal year 2014. These discussions are in preliminary stages and certain lenders are in the process of performing due diligence. The ultimate outcome of these on-going discussions is unknown.

Renewable Fuel is undertaking various plans and measures to raise capital through debt and equity offerings, which it believes will increase funds available for development and working capital. However, no assurances can be given that those plans and measures will be successful in increasing funds for the development and operations of the Company.

Should the Company be unsuccessful in obtaining debt or equity financing in 2014, it is likely that the bank will foreclose on the PBC plant.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the recover ability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	December 31, 2013	September 30, 2013
Buildings and improvements	$28,718	$29,582
Furniture and equipment	26,794	27,588
Computer equipment	20,696	21,196
Vehicles	62,097	63,965
Total	138,305	142,331
Less - accumulated depreciation	(119,287)	(120,763)
Property and equipment, net	$19,018	$21,568

Plants in progress consisted of the following at:

	December 31, 2013	September 30, 2013
PBC plant and leasehold interest in land	$42,570,564	$43,851,465
Century/PTPBI plant and leasehold interest in land	16,091,706	16,584,569
Optimis/PTOTI plant	12,229,062	12,597,021
Total	70,891,332	73,033,055
Less - accumulated impairment losses	(47,460,666)	(48,897,335)
Plants in progress, net	$23,430,666	$24,135,720

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

Debt consisted of the following as of:

	December 31,	September 30,
	2013	2013
Term loan maturing November 7, 2014, payable in monthly installments of $37,000 beginning December 1, 2010, bearing interest at 8.3% as of December 31, 2013.	$1,795,523	$1,812,436
Term loan maturing November 7, 2014, payable in monthly installments of $580,000 beginning January 1, 2011, bearing interest at 8.3% as of December 31, 2013.	27,831,247	28,084,251
Total term loans in default, current	$29,626,770	$29,896,687

The Company has classified the term loans as a current liability due to the fact that planned principal payments were not made following the end of period ended December 31, 2013. As of December 31, 2013, the term loan payable in default amounted to $20,162,932.

In January 2013 and 2012, the bank advanced a total of approximately $119,000 and $144,000 respectively to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is included within the total term loan outstanding by the bank and is carrying the same interest rate as the term loan.

The Company incurred interest expense of $619K million and $631K during the three months ended December 31, 2013 and 2012, respectively.

NOTE 6—STOCKHOLDERS' EQUITY

Common Stock

From October 1, 2012 through September 30, 2013, the Company issued 33,950 shares of its restricted common stock to individuals at $1.00 per share for consideration totaling $33,950.

Common Stock Options

The Company’s CEO receives common stock options equal to 5% of all equity transactions, as defined in his employment agreement, including common and preferred stock issuances. The options have immediate vesting terms and have a contractual life of ten years. The following table outlines common stock options granted to the CEO since inception:

	Exercise price
Date Issued	Options issued	per share	Fair Value
December 31, 2007	3,650,000	$0.10	$319,697
September 5, 2008	6,045,400	$0.07	390,822
September 24, 2008	458,584	$1.00	22,831
Year ended September 30, 2009	1,304,968	$1.00	747,765
Year ended September 30, 2010	57,850	$1.00	33,150
Year ended September 30, 2011	81,740	$1.00	57,813
Year ended September 30, 2012	24,578	$1.00	17,383
Year ended September 30, 2013	1,696	$1.00	1,200
Total issued since inception	11,624,816		$1,590,661

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for grants during the three months ended December 31, 2013 and the period from October 1, 2006 (Inception) through December 31, 2013:

	December 31, 2013	Inception to December 31, 2013
Weighted average fair value of options granted	$0.71	$0.14
Dividend yield	0%	0%
Approximate risk-free interest rates	2.13%	1.43%
Estimated volatility	91%	122%
Expected term in years	5	5
Weighted average fair value of common stock	$1.00	$0.19

Compensation expense recognized in the accompanying consolidated statement of operations related to the Employee Options and CEO Options for the three months ended December 31, 2013 and 2012 and for the period from October 1, 2006 (Inception) through December 31, 2013, were NIL, approximately $1,200 and $1,508,000, respectively.

The following table summarizes information about common stock options granted, exercised, forfeited, vested and exercisable:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2013	14,824,816	0.21
Granted
Forfeited	-	-
Exercised	-	-
Options exercisable – December 31, 2013	14,824,816	$0.21
Options vested or expected to vest	14,824,816	$0.21

On July 20, 2012, the Company extended the term of options issued prior to July 20, 2012 an additional three years from the date of vesting. As a result, the Company recorded approximately $1.1 million of stock based compensation during the fourth quarter of fiscal 2012.

The following is a summary of options outstanding and exercisable at December 31, 2013:

		Weighted-Average		Weighted-Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Contractual Life	Exercisable	Contractual Life
$0.07	6,045,400	7.7	6,045,400	7.7
$0.10	6,850,000	7.0	6,850,000	7.0
$1.00	1,929,416	8.2	1,929,416	8.2
$0.20	14,824,816	7.6	14,824,816	7.6

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

The Company reclassified the value of the warrants from paid in capital to derivative liability on October 1, 2009.  The Company used the Black-Scholes option pricing model to determine the fair value of the warrants at the end of each accounting period.  As of December 31, 2013, the fair value of the derivative liability was valued at $199,135, which resulted in other income of $7,210 for the three months ended December 31, 2013.

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

Advances totaling $23,779 and $24,494 from Plant & Offshore Technology Sdn. Bhd., an indirect subsidiary of Plant Offshore Group Limited (“POGL”), are included in accounts payable, related parties at December 31, 2013 and September 30, 2013, respectively.

Oilcorp is a vendor currently engaged by the Company to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia (see "Note 6 - Stockholders' Equity" for additional information with respect to the terms of the Company's Series A Preferred Stock issued to Oilcorp in exchange for trade payables related to these services). Accounts payable to various subsidiaries of Oilcorp, totaled $66,039 and $68,027 are included in accounts payable, related parties at December 31, 2013 and September 30, 2013, respectively.

Accounts payable, related party in the Company's accompanying balance sheet includes $883,914 and $808,810 of amounts payable to directors or shareholders of the Company’s subsidiary companies as of December 31, 2013 and September 30, 2013, respectively.

Amounts payable to other related parties were $1,021 as of December 31, 2013 and September 30, 2013.

On February 2, 2010 the Company entered into a share exchange agreement with Dakap Capaian Sdn. Bhd., a company wholly-owned and controlled by two of the Company's shareholder-directors (see "Note 3 – Spin off Plant Biofuels Corporation" for additional information in respect to the transaction). As of December 31, 2013, the Company has accounts receivable totaling $11,157 from Dakap Capaian Sdn. Bhd. related to expenses incurred in connection with the February 2010 share exchange agreement.

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

The following table represents the significant results and financial position by operating segment during the period:

	Three months ended	Three months ended
	December 31,	December 31,
	2013	2012
Loss before income taxes:
Malaysia	$(656,267)	$(6851,419)
Indonesia	(8,856)	(15,050)
Corporate (a)	(80,338)	(147,462)
	$(745,461)	$(847,931)

	As of	As of
	December 31, 2013	September 30, 2013
Assets:
Malaysia	$23,503,832	$24,246,620
Indonesia	3,417	3,626
Corporate (b)	15,165	13,905
	$23,522,414	$24,264,151

(a)
Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the business segments.

NOTE 9—COMMITMENTS AND CONTINGENCIES

On January 18, 2007 PBC entered into an agreement with Oil-Line Engineering & Associates Sdn Bhd ("OLEA"), a subsidiary of Oilcorp, whereby OLEA would provide engineering, procurement and construction management of a 60 MGA, CPO feedstock biodiesel facility in Malaysia. The contract price indicated a cost of approximately $35 million.  At December 31, 2013 construction on the Kuantan plant was substantially complete.

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

As of December 31, 2013, the Company was not subject to any material legal proceedings.  From time to time, however the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and business partners.  Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company's financial position, operating results or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the nine months ended December 31, 2013 and 2012. These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following MD&A are quoted in U.S. dollars.

Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Audited Report on Form 10-K for the fiscal year ended September 30, 2013.

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations.   Our significant accounting policies are discussed in Note 1 of the Notes to our unaudited consolidated financial statements as of December 31, 2013 and September 30, 2013 and for the three months ended December 31, 2013 and 2012. On an ongoing basis, we evaluate our estimates, including those related to the potential impairment of property, plant and equipment, derivative liabilities, and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Recent Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included elsewhere in this report.

Result of Operations

First Quarter Three Months Ended December 31, 2013 compared to December 31, 2012

During the three months ended December 31, 2013, we reported $0 revenue, and a net loss attributable to common shareholders of approximately $0.4 million or $0.002 per share, compared to net loss attributable to common shareholders of approximately $0.5 million or $0.002 per share for the three months ended December 31, 2012. Total costs of sales was approximately $0 and $39,600, operating expenses of approximately $128,700 and $239,700 of which approximately $58,200 and $69,700 related to payroll and share based compensation related expense and $31,000 and $52,800 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $39,500 and $77,600 during the three months ended December 31, 2013 and 2012 respectively.

The $11,400 decrease in payroll and share based compensation related expense is the result of $9,500 decrease in employee overhead as well as a $1,900 reduction in the CEO’s share based compensation related expense.

Legal and professional fees were reduced by approximately $21,800 as the use of consultants decreased.

During the three months ended December 31, 2013 and 2012, we recognized a net loss attributable to non-controlling interest of approximately $334,696 and $349,564.

Operating Comparison for the three months ended:

	December 31, 2013	December 31, 2012	Difference	% Change
Revenue	$-	$-	$-	-
Cost of sales	-	(39,640)	39,640	(100.0)
Payroll	(58,249)	(69,672)	11,423	(16.4)
Legal & professional	(30,963)	(52,762)	21,799	(41.3)
Other operating expenses	(39,507)	(77,577)	38,070	(49.1)
Other income (expenses)	(612,215)	(608,280)	(3,935)	0.7
Income tax expense	(4,527)	-	(4,527)	100.0
Net loss attributable to non-controlling interest	334,696	349,564	(14,868)	4.3
Dividends on preferred stock	-	-	-	-

Net loss available to common stockholder	$(410,765)	$(498,367)	$87,602	(17.6)

Liquidity and Capital Resources

We have experienced cumulative losses of approximately $67.6 million from October 1, 2006 (inception), through December 31, 2013, and have net negative equity of approximately $8.2 million. As of the date of this report, we have not commenced operations; rather, we are still in the development stages. Accordingly, this raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2013, we have raised our $64.0 million of equity through a combination of initial capitalization, various share exchanges as we acquired our operating subsidiaries, the conversion of $32.3 million of debt for preferred shares with two related party vendors, $7.5 million in advances we subsequently converted to equity, and private placements from individual shareholders resulting in actual cash of $4.7 million.  In addition, we also borrowed $29.6 million under our credit facility with a Malaysian bank.  These funds have been used to acquire certain capital equipment and infrastructure to support development and implementation of our business plan, payment of salaries and fees of technical and marketing personnel, marketing and promoting activities, working capital and general corporate purposes.  Additional funds will need to be generated by to complete the three biodiesel plants currently under construction and to further support the development of our business model.

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

For the next twelve months, we expect cash needs of up to $6,100,000 to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence operations. Our existing term loan facilities require principal and interest payments of $617,000 per month that were scheduled to begin in December 2010. However, we have made not been in a position to make any payments on this debt. As of March 25, 2014, we had $7,666.80 in cash. We are funding monthly operations with incremental equity private placements from our existing shareholders on an as needed basis. In order to cover our cash needs, we are considering raising additional funds in the form of equity capital, mezzanine financing and/or senior loans through private placements, loan applications or any other alternative approach. If we do not secure these funds, we may be forced to suspend or terminate operations.

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

Cash Flows

Net cash provided by operating activities was approximately $4,000 for the three months ended December 31, 2013 compared to net cash used in operating activities of approximately $50,000 for the same period in 2012.

Net cash used in operating activities was approximately $5,577,000 for the period from inception (October 1, 2006), through December 31, 2013.

Net cash provided by investing activities was approximately $16,000 for the period from inception (October 1, 2006), through the three months ended December 31, 2013.

Net cash provided by financing activities for the three months ended December 31, 2013 was approximately $2,000 compared to $32,000 for the same period in 2012, and $5,449,000 for the period from inception (October 1, 2006) through December 31, 2013. The net cash provided by financing activities is from the issuance of common shares and proceeds from loan advances during the three months ended December 31, 2013 and 2012.

Term Loans in Default

In October 2007, PBC entered into a $20,964,000 facilities agreement (the “Facilities”) with a bank, which provided available borrowings under two individual term loans totaling $17,926,000 and a revolving line with available credit of $3,038,000. At December 31, 2013, and 2012, $3,038,000 was available under the revolving line of credit. However, any disbursements are restricted for purchases of raw materials and repayable within six months from date of disbursement.  A total of $29,626,770 is outstanding under the Facilities at December 31, 2013 and $29,896,687 at September 30, 2013.

The term loans under the Facilities bear interest at the bank’s effective costs of funds (6.30%) +1.25% in year one, increasing to +2% in year two and beyond.  At December 31, 2013 and 2012, the interest rate for the term loans was 8.3%.  The interest rate for the revolving line of credit is the bank’s cost of funds (6.30%) +2%.  At December 31, 2013 and 2012, the interest rate for the revolving line of credit was 8.3%.

In January 2013 and 2012, the bank advanced a total of $115,190 and $140,027 respectively to us for expenses incurred on the Malaysian plant for our Industrial All Risks insurance policy, and the plant’s independent assessment. This amount was added to the total term loan outstanding by the bank and it carries the same interest rate as the term loan.

The Company incurred interest expense of $0.6 million and $0.6 million during the three months ended December 31, 2013 and 2012, respectively.

We have recognized approximately $0.6million and $0.6 million in interest charges related to the term loans for the nine months ended December 31, 2013 and 2012, respectively, all of which has been recorded as interest expense.  Accrued interest payable at December 31, 2013 and 2012 was approximately $11.4 million and $9.9 million, respectively. The term loans under the Facilities are secured by a first priority interest over all existing property, plant and equipment and all assets of PBC. In addition, the term loans are jointly and severally guaranteed by directors of PBC.

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

Off-Balance Sheet Transactions

As of December 31, 2013 and September 30, 2013, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required

ITEM 4.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 6.	EXHIBITS

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
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

Renewable Fuel Corp, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	William Van Vliet	March 25, 2014	/s/ William Van Vliet

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ William Van Vliet	William Van Vliet	Principal Executive Officer and Director	March 25, 2014

/s/ Andy Teo Guan Joo	Andy Teo Guan Joo	Principal Financial Officer and Principal	March 25, 2014
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
_____________________
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