Form 10-Q
period 2014-06-30
Renewable Fuel Corp
filed 2014-08-27
CIK 1455768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	213,282,443

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Balance Sheets

	June 30,	September 30,
	2014	2013
	(Unaudited)
Assets

Cash and cash equivalents	$15,727	$11,766
Trade and other receivables	4,627	4,692
Accounts receivable, related party	11,436	11,493
Inventories	41,368	41,575
Prepaid expenses and other current assets	5,675	37,337
Total current assets	78,833	106,863
Plants in progress, net	24,015,398	24,135,720
Other property and equipment, net	15,563	21,568
Total Assets	$24,109,794	$24,264,151

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities
Trade and other payables	$714,579	$711,037
Accounts payable, related parties (Note 7)	1,092,405	902,351
Accrued liabilities	225,402	153,482
Current portion of capital leases	9,299	9,272
Derivative liability - fair value of warrants	183,782	206,345
Term notes in default	31,601,118	29,896,687
Total current liabilities	33,826,585	31,879,174
Long-term capital lease obligations	2,217	8,379
Total liabilities	33,828,802	31,887,553

Commitments and contingencies (Note 9)	-	-

Shareholders' Deficit
Common stock ($0.0001 par value; 500,000,000 shares authorized;
250,512,443 common shares issued, 213,282,443 outstanding as of June 30, 2014 and 250,477,815 common shares issued, 213,247,815 outstanding as of September 30, 2013)	25,051	25,051
Additional paid-in-capital	64,406,268	64,406,268
Accumulated other comprehensive loss	(305,144)	(345,490)
Accumulated deficit	(68,261,815)	(67,107,938)
Treasury stock, cost
37,230,000 common shares held in treasury as of June 30, 2014 and September 30, 2013	(3,723)	(3,723)
Total Renewable Fuel Corp stockholders' deficit	(4,139,363)	(3,025,832)
Non-controlling interest	(5,579,645)	(4,597,570)
Total shareholders' deficit	(9,719,008)	(7,623,402)
Total Liabilities and Shareholders' Deficit	$24,109,794	$24,264,151

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Operations and Other Comprehensive Loss

	Three Months Ended		Nine Months Ended		Period from Inception to
	June 30, 2014	June30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$325,020

Operating expenses
Cost of materials, shipping and insurance	-	-	-	-	162,219
Impairment of plants and land held for sale	-	-	-	-	45,327,147
Payroll and share-based compensation expense	55,386	87,166	169,749	274,681	6,204,693
Legal and professional fees	37,578	31,924	141,349	124,250	2,386,269
Depreciation	1,943	5,014	5,914	15,489	125,307
Other general and administrative expenses	9,833	69,288	60,460	202,147	1,881,333
Total operating expenses	104,740	193,392	377,472	616,567	56,086,968

Loss from operations	(104,740)	(193,392)	(377,472)	(616,567)	(55,761,948)

Other income (expense)
Interest expense	(619,047)	(619,660)	(1,865,512)	(1,853,617)	(11,950,659)
Gain (loss) on change in fair value of derivative liability	7,968	6,284	22,563	18,802	76,108
Other income	88,142	8,268	89,052	32,671	328,049
Total other expense	(522,937)	(605,108)	(1,753,897)	(1,802,144)	(11,546,502)

Loss before income taxes	(627,677)	(798,500)	(2,131,369)	(2,418,711)	(67,308,450)

Income tax expense	-	-	(4,583)	-	(4,583)

Net loss	(627,677)	(798,500)	(2,135,952)	(2,418,711)	(67,313,033)

Net loss attributable to non-controlling interest	(319,952)	(352,418)	(982,075)	(1,047,311)	(5,583,368)

Net loss attributable to Renewable Fuel Corp	(307,725)	(446,082)	(1,153,877)	(1,371,400)	(61,729,665)

Dividends on preferred stock	-	-	-	-	6,565,638

Net loss available to common stockholders	(307,725)	(446,082)	(1,153,877)	(1,371,400)	(68,295,303)

Other comprehensive loss:
Net loss	(627,677)	(798,500)	(2,135,952)	(2,418,711)	(67,313,033)
Currency translation adjustment	(101,833)	133,170	40,346	194,096	(305,144)

Comprehensive loss	(729,510)	(665,330)	(2,095,606)	(2,224,615)	(67,618,177)

Net loss attributable to non-controlling interest	(319,952)	(352,418)	(982,075)	(1,047,311)	(5,583,368)
Comprehensive loss attributable to non-controlling interest	(73,483)	100,986	25,038	147,427	88,530
Comprehensive loss attributable to Renewable Fuel Corp	$(336,075)	$(413,898)	$(1,138,569)	$(1,324,731)	$(62,123,339)

Net loss per share available to common stockholders, basic and diluted	$(0.002)	$(0.002)	$(0.005)	$(0.006)	$(0.386)
Weighted average number of common shares outstanding	213,282,443	213,282,443	213,282,443	213,281,136	176,997,141

Renewable Fuel Corp
(A Development Stage Entity)
Consolidated Statements of Cash Flow

	For the Nine Months Ended		Period From Inception
	June 30, 2014	June 30, 2013	to June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,135,952)	$(2,418,711)	$(67,313,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,914	15,495	125,331
Impairment of plant and leasehold land	-	-	45,327,147
Non-cash share-based compensation expense	-	1,878	3,438,256
Shares issued for legal and professional expenses	-	-	300,000
Bad debt expense	-	-	88
Loss on foreign exchange	-	-	97,640
Interest expense recorded into principal balance of loan	1,858,033	1,834,232	11,904,937
Change in fair value of derivative liability	(22,563)	(18,802)	(76,108)
Gain on disposal of investments and other	-	-	(60,088)
Changes in:
Trade and other receivables	-	-	72,779
Other current assets	31,542	(28,673)	553,671
Inventories	-	-	(41,992)
Other assets	-	-	15,528
Trade and other payables	7,844	187,911	(385,762)
Accounts payable, related parties	192,960	198,163	888,004
Accrued liabilities	72,308	51,406	(417,846)
Net cash provided by (used in) operating activities	10,086	(177,101)	(5,571,448)

Cash flows from investing activities
Fixed asset additions	-	-	(100,274)
Proceeds from disposal of investments	-	-	116,196
Net cash provided by investing activities	-	-	15,922

Cash flows from financing activities
Advances from shareholders	-	-	7,209,527
Proceeds from loan advance	-	122,499	270, 077
Payments to contractors	-	-	(6,822,905)
Cash received in share exchange agreements	-	-	137,157
Payments on capital lease obligations	(6,062)	(5,227)	(44,657)
Proceeds from share issuances	-	33,950	4,695,083
Net cash provided by (used in) financing activities	(6,062)	151,221	5,444,282

Net increase (decrease) in cash	4,024	(25,880)	(111,244)
Effect of exchange rate changes	(63)	(1,677)	105,576
Cash, beginning of period	11,766	39,919	21,395
Cash, end of period	$15,727	$12,362	$15,727

Supplemental cash flow information
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash investing and financing activities disclosures:
Vehicle financed through capital lease	$-	$-	$41,351
Non-cash plant additions in accounts payable	$-	$-	$16,224,412
Conversion of shareholders advances to common stock	$-	$-	$7,492,530
Net assets acquired in share exchanges	$-	$-	$9,520,525
Conversion of trade payables to preferred stock	$-	$-	$31,283,340
PBC treasury stock exchange agreement	$-	$-	$3,723
Dividends accrued on preferred stock	$-	$-	$6,565,638
Fair value of warrants as derivative liability	$-	$-	$259,890
Conversion of preferred stock to common stock	$-	$-	$38,856,078
Conversion of account payable, related parties to preferred stock	$-	$-	$1,007,100

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

The Company is currently in non-compliance with debt covenants on the term loan facilities of approximately $31.6 million as of June 30, 2014 and has not made any installment repayments beginning with the due date of December 1, 2010. The term loans are secured by First Priority Interest over all existing property, plant and equipment, and all fixed and floating assets of PBC. The facilities are jointly and severally guaranteed by both of the PBC directors.

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

A Development Stage Company - The accompanying financial statements have been prepared in accordance with FASB ASC Topic 915 Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of June 30, 2014, Renewable Fuel has not fully commenced operations nor has it received significant revenues from its planned principal operations.

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

The net loss attributable to the non-controlling interest of PBC contributed approximately $1 million, $1 million and $5.6 million for the six months ended June 30, 2014 and 2013 and from Inception October 1, 2006 through June 30, 2014, respectively from RFC’s 49% ownership in PBC upon its spin-off of the 51% ownership to DCSB on February 2, 2010. (See Note 3: Spin Off of Plant Biofuels Corporation)

Warrants – The Company reviews the key terms of warrants issued, including all conversion rates and down round provisions which protect the holder from changes to our capitalization or future declines in our share price.

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

The average and closing rates used in the translated of foreign currency amounts are as follow:

	June 30, 2014		June 30, 2013
	Closing Rate USD	Average Rate USD	Closing Rate USD	Average Rate USD
RM	0.3114	0.3122	0.3168	0.3230
1,000 IDR	0.0834	0.0851	0.1010	0.1029

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

New Accounting Pronouncements – The following accounting standards which may impact our financial statements were issued as of June 30, 2014. A description of the standards and an assessment of its impact on our financial reporting are noted below:

In June 2014, the Financial Accounting Standards Board issued ASU 2014-12: Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This Update may impact the Company’s future stock compensation recognition.

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10: Development Stage Entities (Topic 205): Elimination of certain financial reporting requirements, including an amendment to variable interest entities guidance in Topic 810, Consolidation. This Update eliminates the requirements to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. This Update will eliminate the Company’s reporting as a development stage company effective October 1, 2015.

In March 2014, the Financial Accounting Standards Board issued ASU 2014-06: Technical Corrections and Improvements Related to Glossary Terms: The amendments in this Update represent changes to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to the Company. Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms appearing in the Master Glossary. This Update is not expected to have a material impact on the consolidated financial statements.

NOTE 2—LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced cumulative losses of $68.3 million from October 1, 2006 (inception) through June 30, 2014, has net negative equity of $9.7 million and has not commenced operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The management of PBC is actively negotiating with the bank to restructure the facilities or reschedule the facilities repayment. The bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure the distress. The Company believes that PBC may be willing to take a discount on the principal balance to settle the full amount outstanding.

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

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET

Other Property and equipment, net consisted of the following at:

	June 30, 2014	September 30, 2013
Buildings and improvements	$29,434	$29,582
Furniture and equipment	27,449	27,588
Computer equipment	21,095	21,196
Vehicles	63,646	63,965
Total	141,624	142,331
Less - accumulated depreciation	(126,061)	(120,763)
Property and equipment, net	$15,563	$21,568

Plants in progress, net, consisted of the following at:

	June 30, 2014	September 30, 2013
PBC plant and leasehold interest in land	$43,632,972	$43,851,465
Century/PTPBI plant and leasehold interest in land	16,491,000	16,584,569
Optimis/PTOTI plant	12,534,255	12,597,021
Total	72,658,227	73,033,055
Less - accumulated impairment losses	(48,642,829)	(48,897,335)
Plants in progress, net	$24,015,398	$24,135,720

Renewable Fuel leases the land for its plants under 20 and 99 year agreements and capitalizes the upfront payments for the leasehold interests. The carrying amount for the land includes these upfront lease payments and land costs, duties and professional fees incurred in relation to the acquisition of the land. Both of the land properties are only for industrial purposes, and entitled to tenure renewal upon lease tenure maturity.

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

NOTE 5—TERM LOANS IN DEFAULT

PBC was in default which stemmed from a debt covenant requiring the Company to obtain the bank’s approval prior to engaging in activities that would change ownership of PBC. The Company's acquisition of PBC in December, 2007 occurred without the bank's approval. The bank requires that majority ownership of creditors be domiciled in Malaysian. The Company cured this default by engaging in a divesture of 51% of the legal ownership to a wholly-owned Malaysian entity in February 2010.

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

Debt consisted of the following as of:

	June 30,	September 30,
	2014	2013
Term loan maturing November 7, 2014, payable in monthly installments of $40,000 beginning December 1, 2010, bearing interest at 8.3% as of June 30, 2014.	$1,913,893,	$1,812,436
Term loan maturing November 7, 2014, payable in monthly installments of $618,000 beginning January 1, 2011, bearing interest at 8.3% as of June 30, 2014.	29,687,225	28,084,251
Total term loans in default, current	$31,601,118	$29,896,687

The Company has classified the term loans as a current liability due to the fact that planned principal payments were not made following the end of period ended June 30, 2014. As of June 30, 2014, the term loan payable in default amounted to $24,162,655.

In January 2013, the bank advanced a total of approximately $118,000 to the Company for expenses incurred on the Malaysian plant for its Industrial All Risks insurance policy, and the plant’s independent assessment. This amount is included within the total term loan outstanding by the bank and is carrying the same interest rate as the term loan. At June 30, 2014 the Company is not covered by an All Risks Insurance Policy.

The Company incurred interest expense of $1.9 million and $1.9 million during the nine months ended June 30, 2014 and 2013, respectively.

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

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for grants during the nine months ended June 30, 2014 and the period from October 1, 2006 (Inception) through June 30, 2014:

	June 30, 2014	Inception to June 30, 2014
Weighted average fair value of options granted	$0.71	$0.14
Dividend yield	0%	0%
Approximate risk-free interest rates	2.13%	1.43%
Estimated volatility	91%	122%
Expected term in years	5	5
Weighted average fair value of common stock	$1.00	$0.19

Compensation expense recognized in the accompanying consolidated statement of operations related to the Employee Options and CEO Options for the nine months ended June 30, 2014 and 2013 and for the period from October 1, 2006 (Inception) through June 30, 2014, were NIL, approximately $1,200 and $1,508,000, respectively.

The following table summarizes information about common stock options granted, exercised, forfeited, vested and exercisable:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2013	14,824,816	0.21
Granted	-	-
Forfeited	-	-
Exercised	-	-
Options exercisable – June 30, 2014	14,824,816	$0.21
Options vested or expected to vest	14,824,816	$0.21

On July 20, 2012, the Company extended the term of options issued prior to July 20, 2012 an additional three years from the date of vesting. As a result, the Company recorded approximately $1.1 million of stock based compensation during the fourth quarter of fiscal 2012.

The following is a summary of options outstanding and exercisable at June 30, 2014:

		Weighted-Average		Weighted-Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Contractual Life	Exercisable	Contractual Life
$0.07	6,045,400	7. 2	6,045,400	7.2
$0.10	6,850,000	6.5	6,850,000	6.5
$1.00	1,929,416	7.7	1,929,416	7.7
$0.20	14,824,816	6.9	14,824,816	6.9

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

The Company reclassified the value of the warrants from paid in capital to derivative liability on October 1, 2009. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants at the end of each accounting period. As of June 30, 2014, the fair value of the derivative liability was valued at $183,782, which resulted in other income of $22,563 for the nine months ended June 30, 2014.

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

Advances totaling $24,372 and $24,494 from Plant & Offshore Technology Sdn. Bhd., an indirect subsidiary of Plant Offshore Group Limited (“POGL”), are included in accounts payable, related parties at June 30, 2014 and September 30, 2013, respectively.

Oilcorp is a vendor currently engaged by the Company to provide engineering and design services in connection with the on-going construction of a biodiesel plant in Indonesia (see "Note 6 - Stockholders' Equity" for additional information with respect to the terms of the Company's Series A Preferred Stock issued to Oilcorp in exchange for trade payables related to these services). Accounts payable to various subsidiaries of Oilcorp, totaled $67,688 and $68,027 are included in accounts payable, related parties at June 30, 2014 and September 30, 2013, respectively.

Accounts payable, related party in the Company's accompanying balance sheet includes $999,324 and $808,810 of amounts payable to directors or shareholders of the Company’s subsidiary companies as of June 30, 2014 and September 30, 2013, respectively.

Amounts payable to other related parties were $1,021 as of June 30, 2014 and September 30, 2013.

On February 2, 2010 the Company entered into a share exchange agreement with Dakap Capaian Sdn. Bhd., a company wholly-owned and controlled by two of the Company's shareholder-directors (see "Note 3 – Spin off Plant Biofuels Corporation" for additional information in respect to the transaction). As of June 30, 2014, the Company has accounts receivable totaling $11,436 from Dakap Capaian Sdn. Bhd. related to expenses incurred in connection with the February 2010 share exchange agreement.

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

The following table represents the significant results and financial position by operating segment during the period:

	Nine months ended	Nine months ended
	June 30,	June 30,
	2014	2013
Loss before income taxes:
Malaysia	$(1,908,863)	$(2,053,550)
Indonesia	(39,573)	(23,845)
Corporate (a)	(187,516)	(341,316)
	$(2,135,952)	$(2,418,711)

	As of	As of
	June 30, 2014	September 30, 2013
Assets:
Malaysia	$24,086,848	$24,246,620
Indonesia	5,303	3,626
Corporate (b)	17,643	13,905
	$24,109,794	$24,264,151
_________________
(a)
Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the business segments.

NOTE 9—COMMITMENTS AND CONTINGENCIES

As of June 30, 2014, the Company was not subject to any material legal proceedings. From time to time, however the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and business partners. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company's financial position, operating results or cash flows.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the nine months ended June 30, 2014 and 2013. These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following MD&A are quoted in U.S. dollars.

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

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 1 of the Notes to our unaudited consolidated financial statements as of June 30, 2014 and September 30, 2013 and for the nine months ended June 30, 2014 and 2013. On an ongoing basis, we evaluate our estimates, including those related to the potential impairment of property, plant and equipment, derivative liabilities, and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Recent Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included elsewhere in this report.

Result of Operations

Third Quarter Three Months Ended June 30, 2014 compared to June 30, 2013

During the three months ended June 30, 2014, we reported $0 revenue, and a net loss attributable to common shareholders of approximately $0.3 million or $0.002 per share, compared to net loss attributable to common shareholders of approximately $0.4 million or $0.002 per share for the three months ended June 30, 2013. Total operating expenses of approximately $104,700 and $193,400 of which approximately $55,400 and $87,200 related to payroll and share based compensation related expense and $37,600 and $31,900 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $11,800 and $74,300 during the three months ended June 30, 2014 and 2013 respectively.

The $31,800 decrease in payroll and share based compensation related expense is the result of decrease in employee overhead.

Legal and professional fees were increased by approximately $5,700 as the use of consultants increased.

Other income increased to $88,142 from $8,268 as a result of the sale of land in 2014.

During the three months ended June 30, 2014 and 2013, we recognized a net loss attributable to non-controlling interest of approximately $319,952 and $352,418.

Operating Comparison for the three months ended:

	June 30, 2014	June 30, 2013	Difference	% Change
Revenue	$-	$-	$-	-
Cost of sales	-	-	-	-
Payroll	(55,386)	(87,166)	31,780	36.5
Legal & professional	(37,578)	(31,924)	(5,654)	(17.7)
Other operating expenses	(11,776)	(74,302)	62,526	84.2
Other income (expenses)	(522,937)	(605,108)	82,171	(13.6)
Income tax expense	-	-	-	-
Net loss attributable to non-controlling interest	319,952	352,418	(32,466)	9.2
Net loss available to common stockholder	$(307,725)	$(446,082)	$138,357	(31.0)

Third Quarter Nine Months Ended June 30, 2014 compared to June 30, 2013

During the nine months ended June 30, 2014, we reported $0 revenue, and a net loss attributable to common shareholders of approximately $1.2 million or $0.005 per share, compared to net loss attributable to common shareholders of approximately $1.4 million or $0.006 per share for the nine months ended June 30, 2013. Total operating expenses of approximately $377,500 and $616,500 of which approximately $169,700 and $274,700 related to payroll and share based compensation related expense and $141,300 and $124,200 related to legal and professional fees with the remaining operating expenses incurred during the period were approximately $66,400 and $217,600 during the nine months ended June 30, 2014 and 2013 respectively.

The $104,900 decrease in payroll and share based compensation related expense is the result of $103,000 decrease in employee overhead as well as a $1,900 reduction in the CEO’s share based compensation related expense.

Legal and professional fees were increased by approximately $17,100 as the use of consultants increased.

During the nine months ended June 30, 2014 and 2013, we recognized a net loss attributable to non-controlling interest of approximately $982,075 and $1,047,311.

Operating Comparison for the nine months ended:

	June 30, 2014	June 30, 2013	Difference	% Change
Revenue	$-	$-	$-	-
Cost of sales	-	-	-	-
Payroll	(169,749)	(274,681)	104,932	38.2
Legal & professional	(141,349)	(124,250)	(17,099)	(13.8)
Other operating expenses	(66,374)	(217,636)	151,262	69.5
Other income (expenses)	(1,753,897)	(1,802,144)	48,247	(2.7)
Income tax expense	(4,583)	-	(4,583)	100.0
Net loss attributable to non-controlling interest	982,075	1,047,311	(65,236)	6.2
Net loss available to common stockholder	$(1,153,877)	$(1,371,400)	$217,523	(15.9)

Liquidity and Capital Resources

We have experienced cumulative losses of approximately $68.3 million from October 1, 2006 (inception), through June 30, 2014, and have net negative equity of approximately $9.7 million. As of the date of this report, we have not commenced operations; rather, we are still in the development stages. Accordingly, this raises substantial doubt about our ability to continue as a going concern.

As of June 30, 2014, we have raised our $64.0 million of equity through a combination of initial capitalization, various share exchanges as we acquired our operating subsidiaries, the conversion of $32.3 million of debt for preferred shares with two related party vendors, $7.5 million in advances we subsequently converted to equity, and private placements from individual shareholders resulting in actual cash of $4.7 million. In addition, we also borrowed $31.6 million under our credit facility with a Malaysian bank. These funds have been used to acquire certain capital equipment and infrastructure to support development and implementation of our business plan, payment of salaries and fees of technical and marketing personnel, marketing and promoting activities, working capital and general corporate purposes. Additional funds will need to be generated by to complete the three biodiesel plants currently under construction and to further support the development of our business model.

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

For the next twelve months, we expect cash needs of up to $6,100,000 to finance the further set-up of our business and the start of our early operational work and to cover our ongoing working capital needs in order to commence operations. Our existing term loan facilities require principal and interest payments of $658,000 per month that were scheduled to begin in December 2010. However, we have made not been in a position to make any payments on this debt. As of August 15, 2014, we had $5,270 in cash. We are funding monthly operations with incremental equity private placements from our existing shareholders on an as needed basis. In order to cover our cash needs, we are considering raising additional funds in the form of equity capital, mezzanine financing and/or senior loans through private placements, loan applications or any other alternative approach. If we do not secure these funds, we may be forced to suspend or terminate operations.

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

Cash Flows

Net cash provided by operating activities was approximately $10,000 for the nine months ended June 30, 2014 compared to net cash used in operating activities of approximately $177,000 for the same period in 2013. Net cash used in operating activities was approximately $5,571,000 for the period from inception (October 1, 2006), through June 30, 2014.

Net cash provided by investing activities was approximately $16,000 for the period from inception (October 1, 2006) through the nine months ended June 30, 2014.

Net cash used in financing activities for the nine months ended June 30, 2014 was approximately $6,000 compared to net cash provided in financing activities of approximately $151,000 for the same period in 2013, and $5,444,000 for the period from inception (October 1, 2006) through June 30, 2014. The net cash provided by financing activities is from the issuance of common shares and proceeds from loan advances during the nine months ended June 30, 2014 and 2013.

Term Loans in Default

In October 2007, PBC entered into a $21,487,000 facilities agreement (the “Facilities”) with a bank, which provided available borrowings under two individual term loans totaling $18,373,000 and a revolving line with available credit of $3,114,000. At June 30, 2014, and 2013, $3,144,000 was available under the revolving line of credit. However, any disbursements are restricted for purchases of raw materials and repayable within six months from date of disbursement. A total of $31,601,118 is outstanding under the Facilities at June 30, 2014 and $29,896,687 at September 30, 2013.

The term loans under the Facilities bear interest at the bank’s effective costs of funds (6.30%) +1.25% in year one, increasing to +2% in year two and beyond. At December 31, 2013 and 2012, the interest rate for the term loans was 8.3%. The interest rate for the revolving line of credit is the bank’s cost of funds (6.30%) +2%. At June 30, 2014 and 2013, the interest rate for the revolving line of credit was 8.3%.

In January 2013, the bank advanced a total of $118,065 to us for expenses incurred on the Malaysian plant for our Industrial All Risks insurance policy, and the plant’s independent assessment. This amount was added to the total term loan outstanding by the bank and it carries the same interest rate as the term loan.

The Company incurred interest expense of $1.9 million and $1.9 million during the nine months ended June 30, 2014 and 2013, respectively.

We have recognized approximately $1.9 million and $1.9 million in interest charges related to the term loans for the nine months ended June 30, 2014 and 2013, respectively, all of which has been recorded as interest expense. Accrued interest payable at June 30, 2014 and 2013 was approximately $12.9 million and $11 million, respectively. The term loans under the Facilities are secured by a first priority interest over all existing property, plant and equipment and all assets of PBC. In addition, the term loans are jointly and severally guaranteed by directors of PBC.

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

Since December 2010, we were unable to remit our first installment payment to the bank in accordance with the original repayment schedule. In July 17, 2013, we were served with a notice of demand from the bank, which potentially puts us in default.

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

We are also actively negotiating with the bank to restructure the facilities or reschedule the facilities repayment. The bank has verbally indicated their willingness to review and assess the biodiesel industry as a whole with all the players in the industry and to find a solution that will cure our distress. . The Company believes that PBC may be willing to take a discount on the principal balance to settle the full amount outstanding.

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

Blenders Tax Credit

The blenders tax credit, when in place, provides a $1.00 per gallon excise tax credit to the first blender of biodiesel with at least 0.1% petroleum-based diesel fuel. The blenders tax credit can then be credited against such blenders federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The blenders tax credit became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The blenders tax credit again expired as of December 31, 2011 and on January 2, 2013, it was again reinstated retroactively for 2012 through December 31, 2013. The blenders tax credit expired again on December 31, 2013 and it is uncertain whether it will be reinstated and if reinstated, whether or not it would be reinstated retroactively. The blenders tax credit is expired for 2014.

State Programs

There are various state level incentive programs that can benefit the company should the company apply and qualify. At this time, the company is not producing biodiesel and therefore does not benefit from this program.

Off-Balance Sheet Transactions

As of June 30, 2014 and September 30, 2013, we did not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2014, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Fuel Corp, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	William Van Vliet	August 26, 2014	/s/ William Van Vliet

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ William Van Vliet	William Van Vliet	Principal Executive Officer and Director	August 26, 2014

/s/ Andy Teo Guan Joo	Andy Teo Guan Joo	Principal Financial Officer and Principal	August 26, 2014
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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